Form 10-Q
period 1996-03-31
SERVICO INC
filed 1996-05-13
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Period Ended March 31, 1996

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE

      For the transition period from                   to
                                      -----------------   ------------------

                       Commission File No.       1-11342
                                                 -------

                                 SERVICO, INC.
             (Exact name of registrant as specified in its charter)

                            Florida                                              65-0350241
                            -------                                              ----------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer
                                                                             Identification No.)

1601 Belvedere Road, West Palm Beach, FL                                           33406
- - ----------------------------------------                                           -----
(Address of principal executive offices)                                         (Zip Code)


(Registrant's telephone number, including area code) 407 - 689-9970
                                                     --------------
Former name, former address and former fiscal year, if changed since last
report)             Not applicable
                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes     X                          No
                       -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                 Yes     X                          No
                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                            Outstanding as of May 6, 1996
- - -----                            -----------------------------
Common                                    9,289,305

   (This report contains 31 sequentially numbered pages.)

                         SERVICO, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                Page No.
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets as of
                 March 31, 1996 and December 31, 1995                                             3

              Condensed Consolidated Statements of
                 Income for the Three Months  Ended
                 March 31, 1996 and 1995                                                          4

              Condensed Consolidated Statements of
                 Stockholders' Equity for the Three Months
                 Ended March 31, 1996 and for the Year
                 Ended December 31, 1995                                                          5

              Condensed Consolidated Statements of
                 Cash Flows for the Three Months Ended
                 March 31, 1996 and 1995                                                          6

              Notes to Condensed Consolidated Financial
                 Statements                                                                       7


Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                      10


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                   13

SIGNATURES                                                                                       14


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                         SERVICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                           MARCH 31,        DECEMBER 31,
                                                                             1996              1995
                                                                           ---------        ------------
                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $ 16,527         $ 11,401
    Accounts receivable, net of allowances                                     9,074            6,652
    Other current assets                                                       8,353            7,380
                                                                            --------         --------
Total current assets                                                          33,954           25,433

Property and equipment, net                                                  294,571          277,873
Investment in unconsolidated entities                                          3,046            3,591
Other assets, net                                                             21,372           17,305
                                                                            --------         --------
                                                                            $352,943         $324,202
                                                                            ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $  5,833         $  5,723
    Accrued liabilities                                                       24,693           19,977
    Current portion of long-term obligations                                   5,468            5,992
                                                                            --------         --------
Total current liabilities                                                     35,994           31,692

Long-term obligations, less current portion                                  226,812          210,242
Deferred income taxes                                                          8,054            7,682

Commitments  and contingencies

Minority interests                                                            15,306           11,766

Stockholders' equity:
    Common Stock, $.01 par value--25,000,000
      shares authorized; 9,289,305  and 8,846,269
      shares issued and outstanding at March 31, 1996
      and December 31, 1995, respectively                                         93               88
    Additional paid-in capital                                                53,140           51,424
    Retained earnings                                                         13,544           11,308
                                                                            --------         --------
Total stockholders' equity                                                    66,777           62,820
                                                                            --------         --------
                                                                            $352,943         $324,202
                                                                            ========         ========

See accompanying notes

                         SERVICO, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Share Data)
                                 (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                             1996                1995
                                                             ----                ----
Revenues:
   Rooms                                                  $  35,097            $  25,162
   Food and beverage                                         14,391               11,652
   Other                                                      3,111                2,667
                                                          ---------            ---------
                                                             52,599               39,481
                                                          ---------            ---------
Operating expenses:
   Direct:
      Rooms                                                   9,408                7,022
      Food and beverage                                      11,252                9,283
   General and administrative                                 2,560                2,321
   Depreciation and amortization                              4,026                2,772
   Other                                                     18,611               13,939
                                                          ---------            ---------
                                                             45,857               35,337
                                                          ---------            ---------
Income from operations                                        6,742                4,144

Other income (expenses):
   Other income, net                                          3,820                  214
   Interest expense                                          (6,001)              (3,835)
   Minority interests                                          (835)                (277)
                                                          ---------            ---------
Income  before income taxes                                   3,726                  246
Provision  for income taxes                                   1,490                   98
                                                          ---------            ---------
Net income                                                $   2,236            $     148
                                                          =========            =========
Income  per common and common
   equivalent share:
     Primary                                              $     .24            $     .02
                                                          =========            =========
     Fully diluted                                        $     .24            $     .02
                                                          =========            =========


See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Data)
                                  (Unaudited)



                                       Common Stock        Additional                       Total
                                       ------------         Paid-In        Retained      Stockholders'
                                     Shares     Amount      Capital        Earnings        Equity
                                     -----------------     ----------      --------      -------------
Balance at December 31, 1994        8,110,172    $ 81       $  39,260      $  7,399       $ 46,740
Issuance of common stock              830,000       8           8,157             -          8,165
Shares retired                       (159,532)     (2)              2             -              -
401(k) Plan contribution               38,829       1             331             -            332
Exercise of stock options              26,800       -             107             -            107
Reduction of valuation allowance            -       -           3,567             -          3,567
Net income                                  -       -               -         3,909          3,909
                                    ---------    ----       ---------      --------       --------
Balance at December 31, 1995        8,846,269      88          51,424        11,308         62,820
401(k) Plan contributions              25,536       1              50             -             51
Exercise of stock options             417,500       4           1,666             -          1,670
Net income                                  -       -               -         2,236          2,236
                                    ---------    ----       ---------      --------       --------
Balance at March 31, 1996           9,289,305    $ 93       $  53,140      $ 13,544       $ 66,777
                                    =========    ====       =========      ========       ========


See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)




                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                  1996                   1995
                                                                  ----                   ----
CASH PROVIDED BY OPERATIONS                                   $   10,169             $    1,466

INVESTING  ACTIVITIES:
   Acquisitions of property and equipment                        (17,241)                     -
   Capital expenditures, net                                      (3,483)                (4,780)
   Net deposits for capital expenditures                          (2,762)                (2,044)
   Notes receivable issued                                        (1,200)                     -
   Notes receivable issued to related parties                       (470)                     -
   Decrease (increase) in  investment in unconsolidated entities     448                   (481)
   Other                                                             107                      -
                                                              ----------             ----------
   Net cash  used by investing activities                        (24,601)                (7,305)
                                                              ----------             ----------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                30,299                 64,969
   Contributions from minority interests                           2,705                      -
   Net proceeds from issuance of common stock                      1,669                  8,007
   Principal payments on long-term obligations                   (14,253)               (53,749)
   Payments of deferred loan costs                                  (862)                (2,783)
                                                              ----------             ----------
Net cash provided by financing activities                         19,558                 16,444
                                                              ----------             ----------
Net increase in cash and cash equivalents                          5,126                 10,605

Cash and equivalents at beginning of period                       11,401                 12,972
                                                              ----------             ----------
Cash and equivalents at end of period                         $   16,527             $   23,577
                                                              ==========             ==========
SUPPLEMENTAL CASH  FLOW INFORMATION:
Cash paid during the period for:
   Interest, net of amount capitalized                        $    5,417             $    3,515
                                                              ==========             ==========
   Income taxes, net of refunds                               $      363             $      307
                                                              ==========             ==========


See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

The financial statements consolidate the accounts of Servico, Inc.
("Servico"), its wholly-owned subsidiaries (owning 35 hotels) and partnerships (owning 11 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). Unconsolidated entities (owning 3 hotels) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method. The accounts of 9 hotels which the Company manages for third party owners are not included in the consolidation, however, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations for the three months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The accompanying condensed consolidated balance sheet and statement of stockholders' equity of the Company at March 31, 1996 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and 1995 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as Exhibit 15.1 in Item 6. (a) in this Form 10-Q.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.  PROPERTY  AND EQUIPMENT

In January 1996, the Company entered into three partnerships which purchased three hotels for $16,950,000 by the delivery of mortgage notes totaling $12,910,000 and cash for the balance, of which $1,980,000 was contributed by the minority partners. These hotels, located in Georgia, Iowa and Ohio, contain 653 guest rooms, are operated under franchise agreements and are managed by the Company.

3.  LONG-TERM OBLIGATIONS

During the three months ended March 31, 1996, the Company refinanced certain long-term obligations on three of its hotels (two of which, totaling $16,750,000, were financed on an interim basis). The Company issued $25,072,000 in new variable rate mortgage notes, satisfied $20,995,000 of existing obligations, paid $525,000 in fees and expenses, escrowed $336,000 for future use by the Company and generated $3,216,000 of net proceeds.

In April 1996, the Company concluded a series of transactions to refinance the debt on 20 of its hotels including the two which were refinanced on an interim basis during the three months ended March 31, 1996 (See Note 7 ).

4.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Further, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of March 31, 1996, has approximately $8,125,000 escrowed for such improvements. The Company estimates its remaining obligations for all of the above commitments to be approximately $18,850,000 of which approximately $13,250,000 will be spent in 1996, with the balance to be spent during the 1997-1999 time period.

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussion with counsel, have a material adverse effect on the Company's financial condition or results of operations.

5.  RELATED PARTIES

In 1994, the Company sold one million shares of its common stock to Energy Management Corporation ("EMC") and in 1995 the Company sold an additional 800,000 shares to an affiliate of EMC. The Company has entered into seven partnerships with affiliates of EMC, each of which has purchased a hotel. The aggregate of the purchase prices and related mortgage debt of these hotels is $54,205,000 and $38,010,000, respectively. The Company holds a 51% ownership interest in each of these partnerships.

In addition, the Company has a 25% ownership interest in two partnerships with affiliates of EMC in which the Company has invested approximately $2,100,000. In April 1996, the Company entered into an agreement to increase its ownership interests from 25% to 51% in both partnerships for approximately $2,900,000.

In March 1996, 117,500 shares of the Company's common stock was issued to three officers of the Company upon their exercise of outstanding options under the Company's stock option plan. The officers exercised the options by the delivery of promissory notes payable to the Company in an amount equal to 100% of the exercise price. These notes totaling $470,000 are secured by shares of the Company's common stock and are included in other long-term assets at March 31, 1996.

6.  NON-RECURRING ITEMS

In January 1996, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provides for payments totaling approximately $830,000 over a twenty-four month period, the cost of which is included in other operating expenses for the three months ended March 31, 1996. Additionally, in accordance with the terms of the agreement, the former Chief Executive Officer exercised stock options to acquire 300,000 shares of the Company's common stock by delivery of a $1,200,000 promissory note payable to the Company. This note is secured by shares of the Company's common stock and is included in other current assets at March 31, 1996.

In March 1996, the Company received $3,900,000 in connection with the settlement of a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less $300,000 of associated expenses, is included in other income for the three months ended March 31, 1996.

7.   SUBSEQUENT EVENTS

In April 1996, the Company completed a series of transactions with a lender for the refinancing of certain long-term obligations on 20 of its hotels. The Company issued a total of $123,185,000 in new variable rate mortgage notes maturing in 3 years (the majority of which contain an option to extend the maturity for an additional year). The interest rate is 350 basis points over LIBOR with a minimum of 8% per annum. The new mortgage notes include $38,850,000 of refinancing with an existing lender (covering eight hotels), $16,750,000 of which is associated with two hotels refinanced in the quarter ended March 31, 1996. The Company satisfied approximately $88,600,000 of existing obligations, including the $38,850,000 mentioned above, paid approximately $4,600,000 in fees and expenses, escrowed approximately $1,000,000 for future use by the Company and generated approximately $29,000,000 of net proceeds.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Occupancy levels and average daily room rates are important hospitality performance measures. Occupancy levels and average daily rates at the Company's hotels are impacted by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company properties experience lower occupancy in the fall and winter (September through February) which may result in lower revenues, less net income and less cash flow during these months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 QUARTER")
AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995 (THE "1995 QUARTER")

During the 1996 Quarter, the Company owned or managed 58 hotels compared with 45 hotels during the 1995 Quarter. Occupancy levels for Company owned hotels were 65.2% for the 1996 Quarter, an increase of 2.4% over the 1995 Quarter of 63.7%. Average daily rate for Company owned hotels was $69.63 for the 1996 Quarter, an increase of 2.4% over the 1995 Quarter of $67.97.

Revenues were $52.6 million for the 1996 Quarter, a 33.2% increase over $39.5 million for the 1995 Quarter. Revenues for hotels operated fully during both periods increased by $2 million or 5.1% over the previous year. The balance of the increase in revenues is attributable to hotels acquired after the 1995 Quarter (the "New Hotels"). The Company plans to continue to acquire hotel properties during 1996. The increase for hotels operated fully during both periods was primarily the result of renovations and changes in franchise affiliations made at many of the Company's hotels since 1992, along with both aggressive marketing strategies and a general improvement in the hospitality industry. The Company is continuing its renovation program and is further reviewing its franchise affiliations, primarily for the New Hotels.

Direct operating expenses were $20.7 million (41.7% of direct revenue) for the 1996 Quarter and $16.3 million (44.3% of direct revenue) for the 1995 Quarter. Of this increase $3.7 million is attributable to the New Hotels. Other operating expenses were $21.2 million for the 1996 Quarter (40.3% of total revenue) and $16.3 million for the 1995 Quarter (41.3% of total revenue). Included in this $4.9 million increase is $3.8 million associated with the New Hotels, $.8 million related to a severance agreement with the Company's former Chief Executive Officer as more fully discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements and $.3 million for hotels operated fully during both periods. Depreciation and amortization expense was $4 million for the 1996 Quarter and $2.8 million for the 1995 Quarter. Included in this $1.2 million increase is $.8 million associated with the New Hotels and the remaining increase related to the improvements made at properties the Company operated fully during both periods.

Income from operations was $6.7 million for the 1996 Quarter, a 63.4% increase over $4.1 million for the 1995 Quarter.

Interest expense was $6 million for the 1996 Quarter, a $2.2 million increase over the $3.8 million of interest expense for the 1995 Quarter. Included in this $2.2 million increase is $1.6 million associated with the New Hotels and the remaining $.6 million for properties operated fully during both periods related to the refinancing of certain hotels (as more fully discussed under Liquidity and Capital Resources) and new borrowings for equipment purchases.

Other income was $3.8 million for the 1996 Quarter and $.2 million for the 1995 Quarter. Included in the 1996 Quarter is a $3.6 million settlement received by the Company as more fully discussed in Note 6 of the Notes to Consolidated Financial Statements.

After a provision for income taxes of $1.5 million for the 1996 Quarter and $.1 million for the 1995 Quarter, the Company had net income of $2.2 million ($.24 per share) for the 1996 Quarter and $.1 million ($.02 per share) for the 1995 Quarter. Without consideration of the non-recurring $3.6 million income received and the $.8 million severance agreement, the Company had net income from recurring operations of $.5 million ($.06 per share) for the 1996 Quarter and $.1 million ($.02 per share) for the 1995 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and future cash flow from operations. Net cash provided by operating activities for the 1996 Quarter was $10.2 million, up from $1.5 million for the three months ended March 31, 1995. In March 1996, the Company received a $3.9 million settlement in connection with a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company.

At March 31, 1996, the Company had a working capital deficit of $2 million. The Company's ratio of current assets to current liabilities at March 31, 1996 was .9:1. This compares to a working capital deficit of $6.3 million and a ratio of current assets to current liabilities of .8:1 at December 31, 1995.

In January 1996, the Company entered into three partnerships which purchased three hotels for $16.9 million by the delivery of mortgage notes totaling $12.9 million and cash for the balance, of which approximately $2 million was contributed by the minority partners. These hotels are located in Georgia, Iowa and Ohio, contain 653 guest rooms, and are managed by the Company.

At March 1996, the Company's long-term obligations were $226.8 million compared to $210.2 million at December 31, 1995. This increase is primarily the result of the acquisition of the three hotels in January 1996 and the refinancing
of three mortgages.   During the quarter ended March

31, 1996, the Company executed $25 million in new mortgage notes, satisfied approximately $21 million of existing obligations and generated in excess of $3.2 million of net proceeds. In April 1996, the Company refinanced approximately $123.2 million in debt on 20 hotels, generating in excess of $29 million in net proceeds (See Notes 3 and 7 to the Notes to Condensed Consolidated Financial Statements). The foregoing description is qualified in its entirety by reference to the form of Loan Agreement dated April 29, 1996 included as Exhibit 10.1 and incorporated herein by reference.

Certain hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. In addition, the acquisition and refinancing of hotels requires the Company to agree to make certain capital improvements and approximately $8.1 million has been escrowed for such improvements. The Company believes its remaining obligations for all of the above commitments to be approximately $18.9 million, of which approximately $13.3 million will be spent in 1996, with the balance to be spent during the 1997-1999 time period.

The Company may require additional financing to continue its renovation program, maintain current operations and achieve growth. There is no assurance that such financing will be available in amounts required or on terms satisfactory to the Company and the Company does not currently have any lines of credit. The Company's financial position may, in the future, be strengthened through the generation of revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 10.1 Loan Agreement by and between Servico Ft. Pierce, Inc. and Lehman Brothers Holdings Inc., dated April 29, 1996. (form of loan agreement executed in connection with a total refinancing of $123,185,000 secured by 20 hotels).

                 11          Statement re: computation of per share earnings.

                 15.1        Independent Accountant's Review Report.

                 15.2 Letter from independent certified public accountants relating to unaudited interim financial information.

                 27          Financial Data Schedule (for SEC use only).

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed during the Quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SERVICO, INC.
                                        Registrant


DATE:   May 10, 1996                    /s/ David Buddemeyer
                                        ----------------------------
                                        David Buddemeyer
                                        President and
                                        Chief Executive Officer



DATE:   May 10, 1996                    /s/ Warren M. Knight
                                        ----------------------------
                                        Warren M. Knight
                                        Vice President-Finance and
                                        Chief Financial Officer