Form 10-Q
period 1996-06-30
SERVICO INC
filed 1996-08-13
CIK 89121

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended June 30, 1996

                                     OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE

                For the transition period from             to
                                               ------------   ------------

                      Commission File No.   1-11342
                                           ---------

                                SERVICO, INC.
           (Exact name of registrant as specified in its charter)


                Florida                                    65-0350241
                -------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 1601 Belvedere Road, West Palm Beach, FL                     33406
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)


 (Registrant's telephone number, including area code)    561-689-9970
                                                        --------------

(Former name, former address and former fiscal year, if changed since last
report)     Not applicable
        ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X          No
                         -------          -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     Yes    X          No
                         -------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                             Outstanding as of August 12, 1996
         -----                             ---------------------------------

         Common                                         9,314,305

                        SERVICO, INC. AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                             Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
              June 30, 1996 and December 31, 1995                                3

           Condensed Consolidated Statements of
              Income for the Three and Six Months Ended
              June 30, 1996 and 1995                                             4

           Condensed Consolidated Statements of
              Stockholders' Equity for the Six Months
              Ended June 30, 1996 and for the Year
              Ended December 31, 1995                                            5

           Condensed Consolidated Statements of
              Cash Flows for the Six Months Ended
              June 30, 1996 and 1995                                             6

           Notes to Condensed Consolidated Financial
              Statements                                                         7


Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                        10

Item 4.    Submission of Matters to a Vote of Security Holders                  15


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                      17


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SERVICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)


                                                                             June 30,       December 31,
                                                                               1996             1995
                                                                            -----------     ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 32,939         $ 11,401
   Accounts receivable, net of allowances                                       9,272            6,652
   Other current assets                                                        10,628            7,380
                                                                             --------         --------
Total current assets                                                           52,839           25,433

Property and equipment, net                                                   329,007          277,873
Investment in unconsolidated entities                                             916            3,591
Other assets, net                                                              34,386           17,305
                                                                             --------         --------
                                                                             $417,148         $324,202
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  6,156         $  5,723
   Accrued liabilities                                                         24,494           19,977
   Current portion of long-term obligations                                     7,059            5,992
                                                                             --------         --------
Total current liabilities                                                      37,709           31,692


Long-term obligations, less current portion                                   282,076          210,242
Deferred income taxes                                                           8,562            7,682

Commitments and contingencies


Minority interests                                                             18,735           11,766


Stockholders' equity:
   Common Stock, $.01 par value--25,000,000
     shares authorized; 9,314,305  and 8,846,269
     shares issued and outstanding at June 30, 1996
     and December 31, 1995, respectively                                           93               88
   Additional paid-in capital                                                  53,381           51,424
   Retained earnings                                                           16,592           11,308
                                                                             --------         --------
Total stockholders' equity                                                     70,066           62,820
                                                                             --------         --------
                                                                             $417,148         $324,202
                                                                             ========         ========


See accompanying notes.

                        SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Share Data)
                                 (Unaudited)




                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                                 ----------------------                -------------------
                                                  1996           1995                   1996         1995
                                                  ----           ----                   ----         ----
Revenues:
  Rooms                                          $41,201        $28,299               $ 76,298     $53,461
  Food and beverage                               18,346         13,720                 32,737      25,373
  Other                                            3,753          2,788                  6,864       5,455
                                                 -------        -------               --------     -------
                                                  63,300         44,807                115,899      84,289
                                                 -------        -------               --------     -------
Operating expenses:
  Direct:
    Rooms                                         10,994          7,723                 20,402      14,745
    Food and beverage                             13,740         10,353                 24,992      19,636
  General and administrative                       2,316          2,032                  4,876       4,353
  Depreciation and amortization                    4,454          2,909                  8,480       5,682
  Other                                           19,026         14,367                 37,638      28,305
                                                 -------        -------               --------     -------
                                                  50,530         37,384                 96,388      72,721
                                                 -------        -------               --------     -------
Income from operations                            12,770          7,423                 19,511      11,568

Other income (expenses):
  Other income, net                                  558            405                  4,378         618
  Interest expense                                (7,154)        (4,035)               (13,155)     (7,870)
  Minority interests                                (756)          (141)                (1,591)       (418)
                                                 -------        -------               --------     -------
Income before income taxes
  and extraordinary item                           5,418          3,652                  9,143       3,898
Provision for income taxes                         2,168          1,461                  3,657       1,559
                                                 -------        -------               --------     -------
Income before extraordinary item                   3,250          2,191                  5,486       2,339
Extraordinary item:
  Loss on early extinguishment of debt,
   net of income taxes of $134                      (202)             -                   (202)          -
                                                 -------        -------               --------     -------
Net income                                       $ 3,048        $ 2,191               $  5,284     $ 2,339
                                                 =======        =======               ========     =======

Earnings per common and common
  equivalent share:
    Primary:
      Income before extraordinary item           $   .33        $   .23               $    .57     $   .25
      Extraordinary item                            (.02)             -                   (.02)          -
                                                 -------        -------               --------     -------
      Net income                                 $   .31        $   .23               $    .55     $   .25
                                                 =======        =======               ========     =======

  Fully diluted:
    Income before extraordinary item             $   .33        $   .23               $    .57     $   .25
    Extraordinary item                              (.02)             -                   (.02)          -
                                                 -------        -------               --------     -------
    Net income                                   $   .31        $   .23               $    .55     $   .25
                                                 =======        =======               ========     =======

See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Data)


                                                  Common Stock       Additional                     Total
                                                  ------------        Paid-In       Retained    Stockholders'
                                             Shares       Amount      Capital       Earnings       Equity
                                           -----------------------   ----------     --------    -------------
Balance at December 31, 1994               8,110,172        $ 81      $39,260        $7,399        $46,740
  Issuance of common stock                   830,000           8        8,157             -          8,165
  Shares retired                            (159,532)         (2)           2             -              -
  401(k) Plan contribution                    38,829           1          331             -            332
  Exercise of stock options                   26,800           -          107             -            107
  Reduction of valuation allowance                 -           -        3,567             -          3,567
  Net income                                       -           -            -         3,909          3,909
                                           ---------        ----      -------       -------        -------
Balance at December 31, 1995               8,846,269          88       51,424        11,308         62,820
  401(k) Plan contribution                    25,536           1          191             -            192
  Exercise of stock options                  442,500           4        1,766             -          1,770
  Net income                                       -           -            -         5,284          5,284
                                           ---------        ----      -------       -------        -------
Balance at June 30, 1996                   9,314,305        $ 93      $53,381       $16,592        $70,066
                                           =========        ====      =======       =======        =======


The data for the six months ended June 30, 1996 is unaudited.

See accompanying notes.

                       SERVICO, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)




                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                               1996              1995
                                                                               ----              ----
CASH PROVIDED BY OPERATIONS                                                  $ 17,662          $ 7,605

INVESTING  ACTIVITIES:
   Acquisitions of property and equipment                                     (40,794)               -
   Capital expenditures, net                                                  (10,400)         (10,424)
   Net deposits for capital expenditures                                       (3,417)          (3,081)
   Notes receivable issued                                                     (1,200)               -
   Notes receivable issued to related parties                                    (470)               -
   Decrease (increase) in  investment in unconsolidated entities                2,146           (2,026)
   Other                                                                          779               95
                                                                             --------          -------
   Net cash used by investing activities                                      (53,356)         (15,436)
                                                                             --------          -------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                            167,235           65,821
   Contributions from minority interests                                        5,378                -
   Net proceeds from issuance of common stock                                   1,770            8,027
   Principal payments on long-term obligations                               (104,207)         (54,958)
   Payments of deferred loan costs                                            (12,944)          (3,365)
                                                                             --------          -------
   Net cash provided by financing activities                                   57,232           15,525
                                                                             --------          -------

Net increase in cash and cash equivalents                                      21,538            7,694

Cash and cash equivalents at beginning of period                               11,401           12,972
                                                                             --------          -------

Cash and cash equivalents at end of period                                   $ 32,939          $20,666
                                                                             ========          =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest, net of amount capitalized                                       $ 10,678          $ 7,078
                                                                             ========          =======

   Income taxes paid, net of refunds                                         $  2,402          $   452
                                                                             ========          =======


See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 37 hotels) and partnerships (owning 13 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for on the equity method. The accounts of 9 hotels which the Company manages for third party owners are not included in the consolidation, however, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations for the three and six months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The accompanying condensed consolidated balance sheet and statement of stockholders' equity of the Company at June 30, 1996 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 1996 and 1995 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as Exhibit 15.1 in Item 6.(a) in this Form
10-Q.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. PROPERTY AND EQUIPMENT

During the six months ended June 30, 1996, the Company purchased two hotels and entered into three partnerships which purchased an additional three hotels.
The aggregate purchase price for the five hotels was $31,750,000 and was paid for by the delivery of mortgage notes totaling $18,597,000 and cash for the balance, of which approximately $2,000,000 was contributed by the minority partners.

The above hotels contain a total of 1,037 guest rooms, are operated under franchise agreements and are managed by the Company.

3. LONG-TERM OBLIGATIONS

During the six months ended June 30, 1996, the Company refinanced certain long-term obligations on 21 of its hotels. The Company issued approximately $123,200,000 in new variable rate mortgage notes, satisfied approximately $84,500,000 of existing obligations, paid approximately $5,000,000 in fees and expenses, escrowed approximately $1,300,000 for future use by the Company and generated approximately $32,400,000 of net proceeds.

4. COMMITMENTS AND CONTINGENCIES

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Further, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of June 30, 1996, has approximately $9,900,000 escrowed for such improvements. The Company estimates its remaining obligations for all of the above commitments to be approximately $17,800,000 of which approximately $8,100,000 is expected to be spent in 1996, with the balance expected to be spent during the 1997-1999 time period.

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussion with counsel, have a material adverse effect on the Company's financial condition or results of operations.

5. RELATED PARTIES

In 1994, the Company sold one million shares of its common stock to Energy Management Corporation ("EMC") and in 1995 the Company sold an additional 800,000 shares to an affiliate of EMC. The Company has entered into nine partnerships with affiliates of EMC, each of which has purchased a hotel. The aggregate of the purchase prices and related mortgage debt, at the time of purchase, of these hotels was $65,605,000 and $45,690,000, respectively. In April 1996, the Company increased its ownership interests in two of the partnerships from 25% to 51% for approximately $2,900,000. As a result of this transaction, the Company holds a 51% ownership interest in all nine partnerships.

In March 1996, 117,500 shares of the Company's common stock was issued to three officers of the Company upon their exercise of outstanding options under the Company's stock option plan. The officers exercised the options by the delivery of promissory notes payable to the Company in an amount equal to 100% of the exercise price. These notes totaling $470,000 are secured by shares of the Company's common stock.

6. NON-RECURRING ITEMS

In January 1996, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provides for payments totaling approximately $830,000 over a twenty-four month period, the cost of which is included in other operating expenses for the six months ended June 30, 1996. Additionally, in accordance with the terms of the agreement, the former Chief Executive Officer exercised stock options to acquire 300,000 shares of the Company's common stock by delivery of a $1,200,000 promissory note payable to the Company. This note is secured by shares of the Company's common stock and is included in other current assets at June 30, 1996.

In March 1996, the Company received $3,900,000 in connection with the settlement of a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less $300,000 of associated expenses, is included in other income for the six months ended June 30, 1996.

In April, 1996, the Company refinanced several of its hotels and recorded a loss on early extinguishment of debt of $202,000 (net of income taxes of $134,000). This transaction was recorded as an extraordinary item for the three and six months ended June 30, 1996.

7. SUBSEQUENT EVENT

In July, 1996 the Company purchased five hotels for $23,300,000 by the delivery of $16,840,000 in new fixed rate mortgage notes and cash for the balance.
These hotels contain a total of 783 guest rooms, are operated under franchise agreements and are managed by the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 QUARTER")
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995 (THE "1995 QUARTER")

During the 1996 Quarter, the Company owned or managed 60 hotels of which 9 were managed for third party owners. This compares with 45 hotels owned or managed during the 1995 Quarter of which 10 were managed for third party owners. The occupancy level for Company owned hotels which were operated fully during both periods was 73.8% for the 1996 Quarter, an increase of 3.4% over the 1995 Quarter of 71.4%. Average daily rate for Company owned hotels which were operated fully during both periods was $71.45 for the 1996 Quarter, an increase of 4.8% over the 1995 Quarter of $68.15.

Revenues were $63.3 million for the 1996 Quarter, a 41.3% increase over revenues of $44.8 million for the 1995 Quarter. Revenues for hotels operated fully during both periods increased by $4 million, or 9% over the previous year. The balance of the increase in revenues of $14.5 million is attributable to 17 hotels acquired subsequent to the 1995 Quarter (the "New Hotels"). The Company plans to continue to acquire hotel properties during the remainder of 1996 and has purchased five hotels subsequent to June 30, 1996. The revenue increase for hotels operated fully during both periods was primarily the result of renovations and changes in franchise affiliations made at many of the Company's hotels since 1992, along with the implementation of new marketing strategies and a general improvement in the hospitality industry. The Company is continuing its renovation program and is further reviewing its franchise affiliations, primarily for the New Hotels.

Direct operating expenses were $24.7 million (41.5% of direct revenue) for the 1996 Quarter and $18.1 million (43% of direct revenue) for the 1995 Quarter.
Of this increase, $5.7 million is attributable to the New Hotels. Other operating expenses were $21.3 million for the 1996 Quarter (33.7% of total revenue) and $16.4 million for the 1995 Quarter (36.6% of total revenue). Of this increase, $4.4 million is attributable to the New Hotels. Depreciation and amortization expense was $4.5 million for the 1996 Quarter and $2.9 million for the 1995 Quarter. Included in this $1.6 million increase is $1.1 million associated with the New Hotels and the remaining increase relates to the improvements made at properties the Company operated fully during both periods.

As a result of the above, income from operations was $12.8 million for the 1996 Quarter, a 72% increase over $7.4 million for the 1995 Quarter.

Interest expense was $7.2 million for the 1996 Quarter, a $3.2 million increase over the $4 million interest expense for the 1995 Quarter. Included in this $3.2 million increase is $2.1 million associated with the New Hotels. The remaining $1.1 million increase for properties operated fully during both periods is associated with the refinancing of certain hotels (as more fully discussed under Liquidity and Capital Resources) and new borrowings for equipment purchases.

Minority Interests were $.8 million for the 1996 Quarter and $.1 million for the 1995 Quarter. Of this $.7 million increase, $.5 million related to certain of the New Hotels which were acquired in partnerships with third parties.

The Company recognized an extraordinary charge of $.2 million (net of taxes) in the 1996 Quarter related to early extinguishment of debt associated with the refinancing of certain hotels as more fully discussed under Liquidity and Capital Resources.

After a provision for income taxes of $2.2 million for the 1996 Quarter and $1.5 million for the 1995 Quarter, the Company had net income of $3 million ($.31 per share) for the 1996 Quarter and $2.2 million ($.23 per share) for the 1995 Quarter. Without consideration of the extraordinary charge, the Company had income before extraordinary item of $3.3 million ($.33 per share) for the 1996 Quarter and $2.2 million ($.23 per share) for the 1995 Quarter.

SIX MONTHS ENDED JUNE 30, 1996 (THE "1996 PERIOD")
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995 (THE "1995 PERIOD")

During the 1996 Period, the Company owned or managed 60 hotels of which 9 were managed for third party owners. This compares with 46 hotels owned or managed during the 1995 Period of which 11 were managed for third party owners. The occupancy level for Company owned hotels which were operated fully during both periods was 69.2% for the 1996 Period, an increase of 2.2% over the 1995 Period of 67.7%. Average daily rate for Company owned hotels which were operated fully during both periods was $71.13 for the 1996 Period, an increase of 4.5% over the 1995 Period of $68.06.

Revenues were $115.9 million for the 1996 Period, a 37.5% increase over revenues of $84.3 million for the 1995 Period. Revenues for hotels operated fully during both periods increased by $6.4 million, or 7.6% over the previous year. The balance of the increase in revenues of $25.2 million is attributable to the New Hotels. The Company plans to continue to acquire hotel properties during the remainder of 1996 and has purchased five hotels subsequent to June 30, 1996. The revenue increase for hotels operated fully during both periods was primarily the result of renovations and changes in franchise affiliations made at many of the Company's hotels since 1992, along with both the implementation of new marketing strategies and a general improvement in the hospitality industry. The Company is continuing its renovation program and is further reviewing its franchise affiliations, primarily for the New Hotels.

Direct operating expenses were $45.4 million (41.6% of direct revenue) for the 1996 Period and $34.4 million (43.6% of direct revenue) for the 1995 Period.
Of this increase, $9.5 million is attributable to the New Hotels. Other operating expenses were $42.5 million for the 1996 Period (36.7% of total revenue) and $32.7 million for the 1995 Period (38.7% of total revenue). Included in this increase was $7.8 million which is attributable to the New Hotels and $.8 million related to a severance agreement with the Company's former Chief Executive Officer (as more fully discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements). Depreciation and amortization expense was $8.5 million for the 1996 Period and $5.7 million for the 1995 Period. Included in this $2.8 million increase is $1.9 million associated with the New Hotels and the remaining increase relates to improvements made at properties the Company operated fully during both periods.

As a result of the above, income from operations was $19.5 million for the 1996 Period, a 68.7% increase over $11.6 million for the 1995 Period.

Interest expense was $13.2 million for the 1996 Period, a $5.3 million increase over the $7.9 million of interest expense for the 1995 Period. Included in this $5.3 million increase is $3.8 million associated with the New Hotels. The remaining $1.5 million increase for properties operated fully during both periods is associated with the refinancing of certain hotels (as more fully discussed under Liquidity and Capital Resources) and new borrowings for equipment purchases.

Minority Interests were $1.6 million for the 1996 Period and $.4 million for the 1995 Period. Of this $1.2 million increase, $1 million related to certain of the New Hotels which were acquired in partnerships with third parties.

Other income was $4.4 million for the 1996 Period and $.6 million for the 1995 Period. Included in the 1996 Period is a $3.6 million settlement (net of expenses) received by the Company as more fully discussed in Note 6 of the Notes to Consolidated Financial Statements.

The Company recognized an extraordinary charge of $.2 million (net of taxes) in the 1996 Period related to early extinguishment of debt associated with the financing of certain hotels (as more fully discussed under Liquidity and Capital Resources).

After a provision for income taxes of $3.7 million for the 1996 Period and $1.6 million for the 1995 Period, the Company had net income of $5.3 million ($.55 per share) for the 1996 Period and $2.3 million ($.25 per share) for the 1995 Period. Without consideration of the non-recurring and extraordinary items, the Company had income of $3.8 million ($.40 per share) for the 1996 Period and $2.3 million ($.25 per share) for the 1995 Period.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and future cash flow from operations. Net cash provided by operating activities for the 1996 Period was $17.7 million. In March 1996, the Company received a $3.6 million settlement (net of expenses) in connection with a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company.

At June 30, 1996, the Company had working capital of $15.1 million. The Company's ratio of current assets to current liabilities at June 30, 1996 was 1.4:1. This compares to a working capital deficit of $6.3 million and a ratio of current assets to current liabilities of .8:1 at December 31, 1995.

During the 1996 Period, the Company purchased two hotels, entered into three partnerships which purchased three hotels and increased its ownership interest from 25% to 51% in two of its existing partnerships (owning two hotels) for $34.7 million by the deliverance of mortgage notes totaling $18.6 million and cash for the balance of which approximately $2 million was contributed by the minority partners.

Subsequent to June 30, 1996, the Company purchased five hotels for $23.3 million by the delivery of mortgage notes totaling $16.8 million and cash for the balance.

All of the above hotels, containing an aggregate of 2,271 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

At June 30, 1996, the Company's long term obligations were $282.1 million compared to $210.2 million at December 31, 1995. This increase is primarily the result of the acquisition of the hotels during the 1996 Period as discussed above and the refinancing of 21 hotels for approximately $123.2 million, generating approximately $32.4 million in net proceeds (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company is in the process of obtaining financing of approximately $7 million on one hotel which was purchased for cash during the 1996 Period.

Certain hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. In addition, the acquisition and refinancing of certain hotels requires the Company to agree to make capital improvements and approximately $9.9 million has been escrowed for such improvements. The Company believes its remaining obligations for all of the above commitments to be approximately $17.8 million, of which $8.1 million is expected to be spent in 1996, with the balance expected to be spent during the 1997-1999 time period.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 17, 1996. At the annual meeting, the Company's shareholders elected three directors.

The number of votes cast for, against or withheld for each nominee for director were as follows:


  Director                For       Against    Withheld
- -------------          ---------    -------    --------
David A. Buddemeyer    7,095,677       -         2,241
Peter R. Tyson         7,095,840       -         2,078
Richard H. Weiner      7,096,414       -         1,504

PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            10.1 First Amendment to Stock Acquisition and Standstill Agreement between Servico, Inc. and Pengo Securities Corp., dated April 26, 1996.

            10.2 First Amendment to Stock Acquisition and Standstill Agreement between Servico, Inc. and Energy Management Corporation, dated as of April 26, 1996.

            11     Statement re: computation of per share earnings.

            15.1   Independent Accountants' Review Report.

            15.2 Letter from independent certified public accountants relating to unaudited interim financial information.

            27     Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the Quarter ended June 30, 1996. However, a report on Form 8-K was filed on August 2, 1996, relating to the purchase of five hotels by the Company on July 18, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SERVICO, INC.
                                              Registrant


DATE:   August 13, 1996                       /s/ David Buddemeyer
                                              -----------------------
                                              David Buddemeyer
                                              President and
                                              Chief Executive Officer





DATE:   August 13, 1996                       /s/ Warren M. Knight
                                              --------------------------
                                              Warren M. Knight
                                              Vice President-Finance and
                                              Chief Financial Officer