Form 10-Q
period 1996-09-30
SERVICO INC
filed 1996-11-07
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period Ended September 30, 1996

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     ------------      ------------

                       Commission File No.       1-11342
                                                ---------

                                 SERVICO, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                    65-0350241
            -------                                    ----------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)



1601 Belvedere Road, West Palm Beach, FL                    33406
----------------------------------------                    -----
(Address of principal executive offices)                  (Zip Code)



 (Registrant's telephone number, including area code)       (561) 689-9970
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

                    Yes  X        No
                       -----        -----
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes  X        No
                       -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


   Class                     Outstanding as of November 6, 1996
   -----                     ----------------------------------
   Common                                9,369,005

                         SERVICO, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           Page No.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995                                                3

         Condensed Consolidated Statements of
          Income for the Three and Nine Months Ended
          September 30, 1996 and 1995                                                             4

         Condensed Consolidated Statements of
          Stockholders' Equity for the Nine Months
          Ended September 30, 1996 and for the Year
          Ended December 31, 1995                                                                 5

         Condensed Consolidated Statements of
          Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995                                                             6

         Notes to Condensed Consolidated Financial
          Statements                                                                              7


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                                             11


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                       17


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                         SERVICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)




                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1996                1995
                                                                       -------------        ------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $    20,357          $   11,401
    Accounts receivable, net of allowances                                     9,435               6,652
    Other current assets                                                      12,412               7,380
                                                                         -----------          ----------
Total current assets                                                          42,204              25,433

Property and equipment, net                                                  356,489             277,873
Investment in unconsolidated entities                                            932               3,591
Other assets, net                                                             38,110              17,305
                                                                         -----------          ----------
                                                                         $   437,735          $  324,202
                                                                         ===========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $     7,190          $    5,723
    Accrued liabilities                                                       25,479              19,977
    Current portion of long-term obligations                                  15,142               5,992
                                                                         -----------          ----------
Total current liabilities                                                     47,811              31,692

Long-term obligations, less current portion                                  289,626             210,242
Deferred income taxes                                                          8,189               7,682

Commitments and contingencies

Minority interests                                                            19,470              11,766

Stockholders' equity:
    Common Stock, $.01 par value--25,000,000
      shares authorized; 9,352,605 and 8,846,269
      shares issued and outstanding at September 30, 1996
      and December 31, 1995, respectively                                         93                  88
    Additional paid-in capital                                                54,588              51,424
    Retained earnings                                                         17,958              11,308
                                                                         -----------          ----------
Total stockholders' equity                                                    72,639              62,820
                                                                         -----------          ----------
                                                                         $   437,735          $  324,202
                                                                         ===========          ==========

See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                     --------------------              ----------------------
                                                     1996            1995              1996              1995
                                                     ----            ----              ----              ----
Revenues:
   Rooms                                         $  42,052       $  30,449           $ 118,350       $  83,910
   Food and beverage                                15,968          12,465              48,705          37,838
   Other                                             3,483           2,714              10,347           8,169
                                                 ---------       ---------           ---------       ---------
                                                    61,503          45,628             177,402         129,917
Operating expenses:
   Direct:
      Rooms                                         11,946           8,533              32,347          23,278
      Food and beverage                             13,069          10,054              38,062          29,690
   General and administrative                        2,116           2,206               6,992           6,559
   Depreciation and amortization                     4,917           3,438              13,397           9,120
   Other                                            19,271          14,324              56,909          42,630
                                                 ---------       ---------           ---------       ---------
                                                    51,319          38,555             147,707         111,277
                                                 ---------       ---------           ---------       ---------
Income from operations                              10,184           7,073              29,695          18,640

Other income (expenses):
   Other income, net                                   500             270               4,878             889
   Interest expense                                 (8,247)         (4,874)            (21,402)        (12,743)
   Minority interests                                 (162)            144              (1,753)           (274)
                                                 ---------       ---------           ---------       ---------
Income before income taxes
   and extraordinary item                            2,275           2,613              11,418           6,512
Provision for income taxes                             909           1,045               4,566           2,604
                                                 ---------       ---------           ---------       ---------
Income before extraordinary item                     1,366           1,568               6,852           3,908
Extraordinary item:
   Loss on early extinguishment of debt,
      net of income taxes of $134                        -               -               (202)               -
                                                 ---------       ---------           ---------       ---------
Net income                                       $   1,366       $   1,568           $   6,650       $   3,908
                                                 =========       =========           =========       =========

Earnings per common and common
   equivalent share:
      Income before extraordinary item           $     .14       $     .16           $     .70       $     .42
      Extraordinary item                                 -               -                (.02)              -
                                                 ---------       ---------           ---------       ---------
      Net income                                 $     .14       $     .16           $     .68       $     .42
                                                 =========       =========           =========       =========


See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In Thousands, Except Share Data)


                                            Common Stock             Additional                      Total
                                         ---------------------         Paid-In      Retained     Stockholders'
                                         Shares         Amount        Capital       Earnings         Equity
                                         ---------------------       ----------     --------     -------------
Balance at December 31, 1994             8,110,172        $  81      $  39,260      $   7,399      $  46,740
  Issuance of common stock                 830,000            8          8,157              -          8,165
  Shares retired                          (159,532)          (2)             2              -              -
  401(k) Plan contribution                  38,829            1            331              -            332
  Exercise of stock options                 26,800            -            107              -            107
  Reduction of valuation allowance               -            -          3,567              -          3,567
  Net income                                     -            -              -          3,909          3,909
                                         ---------        -----      ---------      ---------      ---------
Balance at December 31, 1995             8,846,269           88         51,424         11,308         62,820
  401(k) Plan contribution                  25,536            1            330              -            331
  Exercise of stock options                480,800            4          2,834              -          2,838
  Net income                                     -            -              -          6,650          6,650
                                         ---------        -----      ---------      ---------      ---------
Balance at September 30, 1996            9,352,605        $  93      $  54,588      $  17,958      $  72,639
                                         =========        =====      =========      =========      =========

The data for the nine months ended September 30, 1996, is unaudited.

See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                   1996                   1995
                                                                   ----                   ----
CASH PROVIDED BY OPERATIONS                                   $   25,362              $  15,633

INVESTING ACTIVITIES:
   Acquisitions of property and equipment                        (64,407)               (70,001)
   Capital expenditures, net                                     (18,514)               (15,698)
   Net deposits for capital expenditures                          (8,338)                (5,717)
   Notes receivable issued                                        (1,200)                     -
   Notes receivable issued to related parties                       (470)                     -
   Decrease (increase) in investment in unconsolidated entities    2,172                 (1,967)
   Other                                                             880                    173
                                                              ----------              ---------
   Net cash used in investing activities                         (89,877)               (93,210)
                                                              ----------              ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations               160,707                123,470
   Contributions from minority interests                           5,228                  6,361
   Net proceeds from issuance of common stock                      2,838                  8,107
   Principal payments on long-term obligations                   (89,437)               (57,973)
   Payments of deferred loan costs                                (5,865)                (4,292)
                                                              ----------              ---------
   Net cash provided by financing activities                      73,471                 75,673
                                                              ----------              ---------
Net increase (decrease) in cash and cash equivalents               8,956                 (1,904)

Cash and cash equivalents at beginning of period                  11,401                 12,972
                                                              ----------              ---------
Cash and cash equivalents at end of period                    $   20,357              $  11,068
                                                              ==========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest, net of amount capitalized                        $   16,839              $  11,496
                                                              ==========              =========
   Income taxes paid, net of refunds                          $    2,762              $     541
                                                              ==========              =========

See accompanying notes.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 42 hotels) and partnerships (owning 13 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for on the equity method. The accounts of 5 hotels which the Company manages for third party owners are not included in the consolidation, however, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations for the three and nine months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The accompanying condensed consolidated balance sheet at September 30, 1996, the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 1996, the condensed consolidated statements of income for the three and nine months ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as Exhibit 15.1 in Item 6. (a) of this Form 10-Q.

The demand for accommodations is affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (September through February) which may result in lower revenues, lower net income and less cash flow during these months.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.  PROPERTY AND EQUIPMENT

During the nine months ended September 30, 1996, the Company purchased seven hotels and entered into three partnerships which purchased an additional three hotels. The aggregate purchase price for the ten hotels was $55.1 million and was paid for by the delivery of mortgage notes totaling $35.4 million and cash for the balance, of which approximately $2 million was contributed by the minority partners. In addition, in May 1996, the Company increased its ownership interests in two partnerships, owning two hotels, from 25% to 51% for approximately $3 million. As a result of the increase in ownership, the accounts of these two partnerships are included in the Company's consolidated financial statements. The minority partners in all five of the above partnerships are affiliates of Energy Management Corporation ("EMC") (see Note 6 for further information on EMC).

The 12 hotels combined above, containing an aggregate of 2,265 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

Unaudited pro forma results of operations assuming the 12 hotels were acquired on January 1, 1995, are as follows (in thousands, except for per share data):

                                                                     Nine Months Ended September 30,
                                                                     ------------------------------
                                                                      1996                    1995
                                                                      ----                    ----
    Revenues                                                        $188,681                $159,483

    Income before extraordinary item                                $  6,956                $  4,811

    Net income                                                      $  6,754                $  4,811

    Income per share before
       extraordinary item                                           $    .71                $    .52

    Net income per share                                            $    .69                $    .52

    Weighted average common shares
       outstanding                                                     9,728                   9,238

The unaudited pro forma amounts are provided for informational purposes only and should not be construed to be indicative of future results or what the Company's results of operations would actually have been had the acquisitions been made on January 1, 1995.

3.  LONG-TERM OBLIGATIONS

During the nine months ended September 30, 1996, the Company refinanced certain long-term obligations on 21 of its hotels. The Company issued approximately $123.2 million in new variable rate mortgage notes, satisfied approximately $84.5 million of existing obligations, paid approximately $5 million in fees and expenses, escrowed approximately $1.3 million for future use by the Company and generated approximately $32.4 million of net proceeds. In addition, the Company recorded approximately $7.4 million in non-cash deferred loan costs which are being amortized over 36 months. These deferred loan costs are payable in May 1999.

4.  COMMITMENTS AND CONTINGENCIES

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Further, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of September 30, 1996, has approximately $14.3 million escrowed for such improvements. The Company estimates its remaining obligations for all of the above commitments to be approximately $18.4 million of which approximately $3.3 million is expected to be spent during the remainder of 1996, with the balance expected to be spent during the 1997-1999 time period.

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.


5.  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods. Earnings per common share include the Company's outstanding stock options, if dilutive, and common stock contributed or to be contributed by the Company to its employee 401(k) Plan. Weighted average shares outstanding used for the computation of earnings per share is as follows (in thousands):

                                                                     1996                    1995
                                                                     ----                    ----
    Three months ended September 30,                                 9,847                  9,596

    Nine months ended September 30,                                  9,728                  9,238


6.  RELATED PARTIES

In 1994, the Company sold one million shares of its common stock to Energy Management Corporation and in 1995 the Company sold an additional 800,000 shares to an affiliate of EMC. The Company has entered into nine partnerships with affiliates of EMC, each of which has purchased a hotel. The aggregate of the purchase prices and related mortgage debt for these hotels, at the time of purchase, was approximately $65.6 million and approximately $45.7 million, respectively. In April 1996, the Company increased its ownership interests in two of the partnerships from 25% to 51% for approximately $3 million. As a result of this transaction, the Company holds a 51% ownership interest in all nine partnerships.

In March 1996, 117,500 shares of the Company's common stock was issued to three officers of the Company upon their exercise of outstanding options under the Company's stock option plan. The officers exercised the options by the delivery of promissory notes payable to the Company in an amount equal to 100% of the exercise price. These notes totaling $.5 million are secured by shares of the Company's common stock.

7.  OTHER

In January 1996, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provides for payments totaling approximately $.8 million over a twenty-four month period, the cost of which is included in other operating expenses for the nine months ended September 30, 1996. Additionally, in accordance with the terms of the agreement, the former Chief Executive Officer exercised stock options to acquire 300,000 shares of the Company's common stock by delivery of a $1.2 million promissory note payable to the Company. This note is secured by shares of the Company's common stock and is included in other current assets at September 30, 1996.

In March 1996, the Company received $3.9 million in connection with the settlement of a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less $.3 million of associated expenses, is included in other income for the nine months ended September 30, 1996.

In April 1996, the Company refinanced mortgage notes payable on several of its hotels and recorded a loss on early extinguishment of debt of $.2 million (net of income taxes of $.1 million). This transaction was recorded as an extraordinary item for the nine months ended September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Occupancy levels, average daily rate and revenue per available room ("REVPAR") are important hospitality performance measures. These performance measures for the Company's hotels are impacted by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (September through February) which may result in lower revenues, lower net income and less cash flow during these months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 QUARTER")
AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 QUARTER")

During the 1996 Quarter, the Company owned 55 hotels, managed five hotels for third party owners and had a minority investment in one hotel, compared with 42 hotels owned, eight managed and three minority investments during the 1995 Quarter. Occupancy and average daily rate for owned hotels for the 1996 Quarter was 68.3% and $66.37, compared with 70.6% and $65.08 for the 1995 Quarter. Thirty-two of the owned hotels which have been operated by the Company prior to 1995 (the "Base Hotels"), have undergone significant renovations, and in many cases, changes in franchise affiliations, since 1992.

REVPAR for the Base Hotels increased 3.3% during the 1996 Quarter to $48.74 from $47.17 during the 1995 Quarter. The occupancy level and average daily rate for the Base Hotels during the 1996 Quarter was 70.3% and $69.33, compared with 71.4% and $66.07 for the 1995 Quarter. The increase in average daily rate for the Base Hotels during the 1996 Quarter is attributable to successful yield management and marketing strategies as well as a general improvement in the hospitality industry. The decrease in occupancy for the Base Hotels during the 1996 Quarter was primarily related to the loss of business associated with hurricane and storm activity in the southeastern United States during July and September.

The Company's growth plan is to acquire, renovate and reposition hotels to achieve their full revenue and profit potential. The Company acquired 10 hotels during the 1995 Quarter (the "1995 Acquisitions") and 13 hotels subsequent to September 30, 1995 (the "1996 Acquisitions"). These hotels are collectively referred to as the "New Hotels".

REVPAR for the 1995 Acquisitions increased 12.1% during the 1996 Quarter to $42.21 from $37.66 during the 1995 Quarter. The occupancy level and average daily rate for the 1995 Acquisitions during the 1996 Quarter was 70.2% and $60.13, compared with 65.9% and $57.14 for the 1995 Quarter. These increases are primarily the result of the Company's repositioning of the hotels through renovations and operating and marketing improvements made by the Company during the past year. The Company is continuing its renovation program for these hotels and is investigating possible changes in franchise affiliations to further increase their full operating potential.

REVPAR for the 1996 Acquisitions was $37.77 during the 1996 Quarter. The occupancy level and average daily rate for the 1996 Acquisitions during the 1996 Quarter was 61.2% and $61.71. The Company has implemented new marketing strategies and operational improvements at these hotels. In addition, the Company is currently negotiating for certain new franchise affiliations and expects to complete significant renovations at many of these hotels during 1997.

Revenues for the Company were $61.5 million for the 1996 Quarter, a 34.9% increase over revenues of $45.6 million for the 1995 Quarter. Revenues for the Base Hotels increased approximately $1 million as a result of their REVPAR improvement and the balance of the increase is attributable to the New Hotels.

Direct operating expenses for the Company were $25 million (43.1% of direct revenue) for the 1996 Quarter and $18.6 million (43.3% of direct revenue) for the 1995 Quarter. This increase is attributable to the New Hotels. Other operating expenses for the Company were $21.4 million for the 1996 Quarter (34.8% of total revenue) and $16.5 million for the 1995 Quarter (36.2% of total revenue). $4.5 million of this increase, is attributable to the New Hotels. Depreciation and amortization expense for the Company was $4.9 million for the 1996 Quarter and $3.4 million for the 1995 Quarter. Included in this $1.5 million increase is $1 million associated with the New Hotels and the remaining increase relates to equipment purchases and improvements made at the Base Hotels.

As a result of the above, income from operations was $10.2 million for the 1996 Quarter, a 43.7% increase over $7.1 million for the 1995 Quarter.

Interest expense, net of interest income, was $7.7 million for the 1996 Quarter, a $3.1 million increase over the $4.6 million for the 1995 Quarter. Included in this $3.1 million increase is $2.2 million associated with the New Hotels. Of the remaining $.9 million increase for the Base Hotels, $.6 million is associated with the amortization of certain non-cash deferred loan costs related to the $123.2 million refinancing (see Note 3 of the Notes to Condensed Consolidated Financial Statements), with the balance primarily relating to new borrowings for equipment purchases.

After a provision for income taxes of $.9 million for the 1996 Quarter and $1 million for the 1995 Quarter, the Company had net income of $1.4 million ($.14 per share) for the 1996 Quarter and $1.6 million ($.16 per share) for the 1995 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD")
AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (THE "1995 PERIOD")

During the 1996 Period, the Company owned 55 hotels, managed nine hotels for third party owners and had a minority investment in one hotel, compared with 42 hotels owned, 11 managed and three minority investments during the 1995 Period. Occupancy and average daily rate for owned hotels during the 1996 Period was 68.5% and $68.35, compared with 68.7% and $66.95 for the 1995 Period.

REVPAR for the Base Hotels increased 5.7% during the 1996 Period to $49.08 from $46.42 during the 1995 Period. The occupancy level and average daily rate for the Base Hotels during the 1996 Period was 69.6% and $70.52, compared with 68.9% and $67.37 for the 1995 Period. The increase in occupancy and average daily rate is attributable to successful yield management and marketing strategies as well as a general improvement in the hospitality industry. Notwithstanding the loss of business associated with hurricane and storm activity in the southeastern United States during the third quarter, the Company's occupancy level for the Base Hotels for the 1996 Period increased 1% over the previous year.

REVPAR for the 1995 Acquisitions increased 21.6% during the 1996 Period to $45.80 from $37.67. The occupancy level and average daily rate for the 1995 Acquisitions during the 1996 Period were 71.6% and $63.97, compared with 65.9% and $57.16 for the 1995 Period. These increases are primarily the result of the Company's repositioning of the hotels through renovations and operating and marketing improvements during the past year. The Company is continuing its renovation program for these hotels and is investigating possible changes in certain franchise affiliations to further increase their full operating potential.

REVPAR for the 1996 Acquisitions was $36.76 during the 1996 Period. The occupancy level and average daily rate for the 1996 Acquisitions during the 1996 Period was 59.1% and $62.20.

Revenues for the Company were $177.4 million for the 1996 Period, a 36.6% increase over revenues of $129.9 million for the 1995 Period. Revenues for the Base Hotels increased $6.4 million primarily as a result of the increase in REVPAR with the balance attributable to the New Hotels.

Direct operating expenses for the Company were $70.4 million (42.1% of direct revenue) for the 1996 Period and $53 million (43.5% of direct revenue) for the 1995 Period. This increase was attributable to the increased revenues for all hotels. Other operating expenses for the Company were $63.9 million for the 1996 Period (36% of total revenue) and $49.2 million for the 1995 Period (37.9% of total revenue). Of this increase, $12.3 million was attributable to the New Hotels and $.8 million related to a severance agreement with the Company's former Chief Executive Officer (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Depreciation and amortization expense for the Company was $13.4 million for the 1996 Period and $9.1 million for the 1995 Period. Included in this $4.3 million increase is $2.9 million associated with the New Hotels and the remaining increase relates to the equipment purchases and improvements made at the Base Hotels.

As a result of the above, income from operations was $29.7 million for the 1996 Period, a 59.7% increase over $18.6 million for the 1995 Period.

Interest expense was $21.4 million for the 1996 Period, an $8.7 million increase over the $12.7 million of interest expense for the 1995 Period. Included in this $8.7 million increase is $6 million associated with the New Hotels. Of the remaining $2.7 million increase for the Base Hotels, approximately $1 million was associated with the amortization of certain non-cash deferred loan costs related to the $123.2 million refinancing (see
Note 3 of the Notes to Condensed Consolidated Financial Statements), with the balance primarily relating to new borrowings for equipment purchases.

Minority interests were $1.8 million for the 1996 Period and $.3 million for the 1995 Period. Of this $1.5 million increase, $1.2 million related to certain of the New Hotels which were acquired in partnerships with third parties.

Other income was $4.9 million for the 1996 Period and $.9 million for the 1995 Period. Included in the 1996 Period is a $3.6 million net settlement received by the Company as more fully discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements.

The Company recognized an extraordinary charge of $.2 million (net of taxes) in the 1996 Period related to early extinguishment of debt associated with the refinancing of certain hotels as more fully discussed under Liquidity and Capital Resources.

After a provision for income taxes of $4.6 million and a loss on early extinguishment of debt of $.2 million, net of taxes, for the 1996 Period and a provision for income taxes of $2.6 million for the 1995 Period, the Company had net income of $6.7 million ($.68 per share) for the 1996 Period and $3.9 million ($.42 per share) for the 1995 Period. Without consideration of the non-recurring and extraordinary items, the Company had income of $5.2 million ($.53 per share) for the 1996 Period and $3.9 million ($.42 per share) for the 1995 Period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and future cash flow from operations, which the hospitality industry generally refers to as earnings before interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values. The Company reported EBITDA for the 1996 Period of $44.2 million, a 59% increase from the $27.8 million reported for the 1995 Period. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1996 Period was $25.4 million. In March 1996, the Company received a $3.6 million settlement (net of expenses) in connection with a lawsuit brought on behalf of Servico, against a bank group and law firm based on alleged breaches prior to 1990 of their duties to the Company.

At September 30, 1996, the Company's working capital deficiency was $5.6 million which included mortgage notes payable of $2.2 million and $5.5 million which are due in July and August 1997, respectively. The Company expects to refinance or extend these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities at September

30, 1996, was .9:1 (1:1, without consideration of the mortgages due in 1997). This compares to a working capital deficit of $6.3 million and a ratio of current assets to current liabilities of .8:1 at December 31, 1995.

During the 1996 Period, the Company purchased seven hotels, entered into three partnerships which purchased three hotels and increased its ownership interest from 25% to 51% in two of its existing partnerships (owning two hotels) for an aggregate of $58 million by the delivery of mortgage notes totaling $35.4 million and cash for the balance of which approximately $2 million was contributed by the minority partners.

The 12 hotels combined above, containing an aggregate of 2,265 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

At September 30, 1996, the Company's long-term obligations were $289.6 million compared to $210.2 million at December 31, 1995. This increase is primarily the result of the acquisition of hotels during the 1996 Period as discussed above and the refinancing of 21 hotels for approximately $123.2 million, generating approximately $32.4 million in net proceeds (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

Certain hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. In addition, the acquisition and refinancing of certain hotels required the Company to agree to make capital improvements and at September 30, 1996 approximately $14.3 million has been escrowed for such improvements. The Company believes its remaining obligations for all of the above commitments to be approximately $18.4 million, of which approximately $3.3 million is expected to be spent during the remainder of 1996, with the balance expected to be spent during the 1997-1999 time period.

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

As previously announced on October 9, 1996, the Company has retained an investment banking firm to explore opportunities for the Company arising from real estate investment trust structures. There is no certainty that a transaction will ultimately be consummated and the Company is unable to predict what impact any such transaction would have on the Company, its operations or financial position.

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

          27          Financial Data Schedule (for SEC use only).

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the Quarter ended September 30, 1996, however, a report on Form 8-K/A was filed on September 27, 1996, relating to the purchase of five hotels by the Company on July 18, 1996. Included in the Form 8-K/A were audited financial statements for certain acquired businesses for the years ended April 30, 1996, December 31, 1995 and August 31, 1995; unaudited financial statements for certain acquired businesses for the six months ended June 30, 1996 and June 30, 1995; unaudited pro forma condensed consolidated statements of income for the year ended December 31, 1995 and the six months ended June 30, 1996 and an unaudited pro forma condensed consolidated balance sheet as of June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SERVICO, INC.
                                    Registrant

                                    /s/ David Buddemeyer
DATE:  November 7, 1996             --------------------------
                                    David Buddemeyer
                                    President and
                                    Chief Executive Officer


                                    /s/ Warren M. Knight
DATE:  November 7, 1996             --------------------------
                                    Warren M. Knight
                                    Vice President-Finance and
                                    Chief Financial Officer