Form 10-K405
period 1996-12-31
SERVICO INC
filed 1997-03-27
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to   _________

                           Commission File No. 1-11342
                                               -------

                                  SERVICO, INC.
             (Exact name of registrant as specified in its charter)


          FLORIDA                                             65-0350241
-------------------------------                     --------------------------
(State or other jurisdiction of                     (I.R.S. Identification No.)
 incorporation or organization)

1601 Belvedere Road, West Palm Beach, FL                                33406
----------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)

       (Registrant's telephone number, including area code) (561) 689-9970
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock                                   American Stock Exchange
$.01 par value per share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes   X          No
                                        ----            ----

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 14, 1997, was $122,296,300 based on the closing price of $19.75 per share of the Common Stock as reported by the American Stock Exchange on such date.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes   X          No
                                        ----            ----

The registrant had 9,396,005 shares of Common Stock, par value $.01, outstanding as of March 14, 1997.

Documents incorporated by reference: Definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

                                     PART I


ITEM 1.  BUSINESS


General

         Servico, Inc., its wholly-owned subsidiaries and consolidated partnerships (collectively, the "Company") is one of the leading hotel companies in the United States. At December 31, 1996, the Company had ownership interests in 57 hotels containing 11,059 rooms and managed four additional hotels for third parties. These 61 hotels, located in 22 states, contain a total of 11,979 rooms and substantially all of the hotels are "full service" properties offering lodging, food, beverage and meeting facilities. At December 31, 1996, the Company was the largest franchisee of Holiday Inns in the United States.

         The Company's business strategy is to seek to maximize the value and income potential of its wholly owned, partially owned and third party managed hotels through increases in occupancy, room rate and food and beverage revenues. Additionally, the Company seeks to pursue growth of its operations through the identification and acquisition of properties where there is a significant opportunity for potential growth. The Company has historically achieved growth by repositioning its hotel properties through operational improvements, renovation of physical facilities and changes in franchise affiliations.

         During the period from 1991 through 1994, the Company devoted significant resources and efforts to renovating and repositioning its existing hotel properties. Approximately $6,700 per room was spent on hotel renovations and upgrading of hotel operating systems and equipment. Fourteen of the Company's hotels underwent changes in franchise affiliations to enhance their competitive position in their respective markets. These efforts resulted in hotels with increased room revenue per available room ("RevPAR"), while increasing the desirability of the hotels to potential guests.

         Having stabilized its core base of hotels (the "Stabilized Hotels"), the Company embarked on an aggressive program of external growth through the acquisition, repositioning and renovation of additional hotel properties (the "Reposition Hotels"). Since August 1993, the Company has acquired ownership interests in 29 additional hotel properties. The following table sets forth information concerning the acquisition of ownership interests in hotels during 1995 and 1996:


                                                            Wholly                   Partially
                                    Total                    Owned                     Owned
                             -------------------       -------------------       -------------------
                             Number       Number       Number       Number       Number       Number
                              of            of           of           of           of           of
                             Hotels       Rooms        Hotels       Rooms        Hotels       Rooms
                             ------       -----        ------       -----        ------       -----
   Fiscal Year-End 1994        34          6,912          28        5,561           6         1,351
     1995 Additions            12          2,119           7        1,012           5         1,107
                               --         ------          --        -----          --         -----
   Fiscal Year-End 1995        46          9,031          35        6,573          11         2,458
     1996 Additions            11          2,028           8        1,377           3           651
                               --         ------           -        -----           -         -----
     Fiscal Year-End 1996      57         11,059          43        7,950          14         3,109
                               ==         ======          ==        =====          ==         =====


         The Company purchased 15 hotels and purchased majority partnership interests in 9 hotels during 1995 and 1996. The average purchase price of these hotels was $32,940 per room and the Company expects to spend approximately $7,100 per room in renovations and capital assets for a total cost per room of $40,040. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company recognizes that, although contributing to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and net income, during the repositioning period (generally 12 to 36 months) hotels will usually experience lower operating results such as RevPAR and profit margins.

         The following table displays key hospitality performance measures for 1994, 1995 and 1996 for both the Stabilized Hotels and Reposition Hotels included in the Company's consolidated financial statements:


                                    Number          Number
                                     of               of                             Average
                                   Hotels(a)       Rooms(a)       Occupancy          Daily Rate        RevPAR
                                   ---------       --------       ---------          ----------        ------
1994
Stabilized Hotels                       30            5,974          66.7%             $64.26           $42.86
Reposition Hotels                        2              490          53.3%             $50.02           $26.66
                                        --           ------          ----              ------           ------
   Total                                32            6,464          66.3%             $63.93           $42.39
                                        ==           ======          ====              ======           ======

1995
Stabilized Hotels                       32            6,464          67.7%             $66.72           $45.17
Reposition Hotels                       11            1,876          67.6%             $58.42           $39.49
                                        --           ------          ----              ------           ------
   Total                                43            8,340          67.7%             $65.99            $44.68
                                        ==           ======          ====              ======           ======

1996
Stabilized Hotels                       32            6,464          68.1%             $70.39           $47.94
Reposition Hotels                       24            4,355          61.8%             $62.78           $38.80
                                        --           ------          ----              ------           ------
   Total                                56           10,819          66.0%             $68.01           $44.89
                                        ==           ======          ====              ======           ======

  (a) Excludes a 240 room hotel in which the Company has a minority ownership interest.

         For the year ended December 31, 1996, the operating performance of the Stabilized Hotels improved significantly, as demonstrated by a 5.5% increase in revenues, a 20.0% increase in net operating income and a 6.1% increase in RevPAR over the comparable prior year period. The operating performance at all of the Company's hotels during the same period does not reflect the same significant increases primarily because of the lower operating results of the Reposition Hotels. Management believes that the Reposition Hotels were acquired at attractive prices and represent significant opportunities for improved operating results in the future.

         The Company is in the process of repositioning and renovating the Reposition Hotels based on strategic plans designed to address the opportunities presented by each hotel and the hotel's particular market. Renovations are chosen based on anticipated returns on investment. These renovations include enhancing lobbies, restaurants and public areas, upgrading guest rooms and converting unprofitable lounge areas to meeting rooms to accommodate the needs of business travelers. In certain instances, hotel properties are reflagged with different franchise brands to further identify the improved property to the community.

         As a fully integrated owner and manager, Servico seeks to capitalize on its management experience and expertise by continuing to acquire underperforming full service hotels and improving the operating performance of hotels after acquisition. The Company's management team has successfully managed hotels in all segments of the hotel industry. Management believes that the Company's past success and future performance depend on its ability (i) to identify underperforming hotels and quickly implement successful turnaround plans; (ii) to develop and implement marketing plans that particularly position each hotel property within its local market and (iii) to develop management plans that focus on guest satisfaction, revenue yield, cost control and labor productivity. The Company's management culture stresses entrepreneurship and creativity.


Franchise Affiliations

         In recent years, operators of hotels not owned or managed by major lodging companies have affiliated their hotels with national hotel franchisors as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Franchisors provide a number of services to hotel operators which can positively contribute to the improved financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that hotel franchisors with larger numbers of hotels enjoy greater brand awareness among potential hotel guests than those with fewer numbers of hotels. Hotels typically operate with high fixed costs, and increases in revenues generated by affiliation with a national franchisor can, at times, contribute positively to a hotel's financial performance. As reported by Smith Travel Research, approximately 930 hotel properties changed their affiliation in 1995, the latest date such information was available. 77% of these affiliation changes converted from independent status to affiliation with a national franchisor or converted from one national franchisor to another, while only 23% canceled or were required to cancel their franchise affiliation.

              At December 31, 1996, all of the Company's owned or managed hotels were affiliated with national hotel franchises, including Holiday Inn, Best Western, Clarion, Crowne Plaza, Days Inn, Embassy Suites, Hampton Inn, Hilton, Howard Johnson, Omni, Quality Inn, Radisson, Sheraton and Westin as set forth in the following table:

                                                    Wholly                 Partially             Third Party
                            Total                   Owned                    Owned                 Managed
                      -----------------       ------------------       -----------------      ----------------
                      Number     Number       Number      Number       Number     Number      Number    Number
                        of         of           of          of           of         of          of        of
Franchise             Hotels     Rooms        Hotels      Rooms        Hotels     Rooms       Hotels     Rooms
---------             ------     ------       ------      ------       ------     -------     ------    -------
Holiday Inn            38        7,245          25       4,379          11        2,453          2         413
Best Western            5          799           5         799           -           -           -           -
Hilton Inn              3          624           2         431           1          193          -           -
Radisson                3          660           1         163           1          244          1         253
Hampton Inn             2          237           2         237           -           -           -           -
Howard Johnson          2          255           2         255           -           -           -           -
Omni                    2          605           1         386           1          219          -           -
Other                   6        1,554           5       1,300           -           -           1         254
                      ---       ------         ---       -----         ---        -----        ---         ---
  Total                61       11,979          43       7,950          14        3,109          4         920
                      ===       ======         ===       =====         ===        =====        ===         ===

         The Company's license agreements with the national hotel franchises typically authorize the operation of a hotel under the licensed name, at a specific location or within a specific area, and require that the hotel be operated in accordance with standards specified by the licensor. The license agreements also permit the Company to utilize the licensor's reservation system. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor's nationwide reservation system and certain ancillary charges. Royalty fees under the Company's various license agreements generally range from three percent to five percent of gross room revenues, while advertising/marketing fees provided for in the agreements generally are one and one half percent of gross room revenues and reservation system fees generally are one percent of gross room revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The license agreements generally have an original ten year term, although certain license agreements provide for original 15 and 20 year terms. The majority of the Company's license agreements have five to nine years remaining on the term. The licensor may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility or the licensor may elect not to renew the license. It is the Company's policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

Management Agreements

         At December 31, 1996, the Company managed four hotels for third parties. All hotels managed for third parties are done so in accordance with written management agreements. These management agreements provide that the Company be paid a base fee calculated as a percentage of gross revenues, and generally provide for an accounting services fee and an incentive management fee. The incentive fees are generally a percentage of gross operating profits exceeding negotiated amounts. All operating and other expenses are paid by the owner. The management agreements provide for original terms of from one to five years. Fees payable to the Company under the management agreements range from one and one half to three percent of gross sales, and accounting fees range from $1,600 to $2,500 per month.

         One of the Company's hotels, the Westin William Penn Hotel located in Pittsburgh, Pennsylvania, is managed by an unaffiliated third party. The terms of this management agreement provide for the manager to receive the greater of a base fee of three percent of gross revenues or an incentive fee based on profits available for debt service. The agreement also provides for the Company to make funds available for capital improvements.


Hotel Operations

         Each of the hotels owned or managed by the Company has its own on-site management and staff which are employed at the hotel level. These employees are, in turn, supervised by regional managers and the Company's senior management. The Company also has centralized corporate departments which support the on-site management in the following areas: accounting and finance, payroll, data processing and management information services, interior design, purchasing, food and beverage services, human resources, recruiting and training, corporate sales and marketing, legal, advertising, insurance and telecommunications.

         The Company seeks to attract conventions, business meetings and other large groups to the Company's hotels. To this end, the Company maintains corporate sales and marketing departments, which, together with the regional managers assist the individual hotels in the solicitation, organization and planning of major guest functions.


Executive Officers

         The Company believes it has a strong management team which is capable of leading the Company as it pursues its business strategy. Information regarding the executive officers of Servico at December 31, 1996, follows:

         David Buddemeyer has been the Chief Executive Officer of Servico since December 1995, a director since April 1994 and its President since May 1993. Mr. Buddemeyer served as the Chief Operating Officer of the Company from May 1993 to December 1995 and its Executive Vice President from June 1990 to May 1993. Prior to such time, from 1987 to June 1990, he served as Vice President-Operations of Prime Motor Inns, Inc., a hotel management company.

         Warren M. Knight has been Vice President-Finance of Servico and its Chief Financial Officer since December 1991. Prior to such time, from March 1988 to November 1991, Mr. Knight served as Director of Finance for W.A. Taylor & Co., an importer of distilled spirits into the United States.

         Robert D. Ruffin has been Vice President-Administration of Servico since June 1991 and Secretary of Servico since January 1992. Mr. Ruffin joined Servico in November 1990, and, prior to such time, Mr. Ruffin was employed by Kendavis Holding Company for 29 years, and served as its Vice
President-Industrial Relations from 1986 through 1990.

         Peter J. Walz has been Vice President-Acquisitions of Servico since February 1996. Prior to such time, from December 1994 to January 1996, he was a consultant to the Company. From October 1993 to November 1994, Mr. Walz was an executive officer of Hospitality Investment Trust, Inc., a development stage lodging real estate investment trust. Prior to such time, from April 1987 to September 1993, Mr. Walz was Executive Vice President of CMS Development, Inc., a developer of office buildings, condominiums and hotels.


Financing Arrangements

         Substantially all of the Company's hotels are subject to mortgage financing, which at December 31, 1996, totaled approximately $284 million. Approximately $24 million of the mortgage financing collateralized by the Company's hotels, and entered into by the various subsidiaries, is guaranteed by Servico, Inc. Servico, Inc.'s guarantees of mortgage financing generally provide for direct recourse by the lender against Servico, Inc., without requiring the lender to seek recourse against either the applicable subsidiary or the hotel property securing the mortgage financing. As a consequence, if payments under mortgage financing guaranteed by Servico, Inc. are not timely made, Servico, Inc. may be required to make payments in accordance with its guarantees.

         In April 1996, the Company refinanced certain long-term obligations on twenty of its hotels. This transaction is more fully discussed in "Item 7. Liquidity and Capital Resources".


Competition and Seasonality

         The hotel business is highly competitive. The demand for accommodations and the resulting cash flow vary seasonally. The off-season tends to be the winter months for properties located in colder weather climates and the summer months for properties located in warmer weather climates. Levels of demand are dependent upon many factors including general and local economic conditions and changes in levels of tourism and business-related travel. The Company's hotels depend upon both commercial and tourist travelers for revenues. Generally, the Company's hotels operate in areas that contain numerous other competitive lodging facilities, including hotels associated with franchisors which may have more extensive reservation networks than those which may be available to the Company. The Company competes with other facilities on various bases, including room prices, quality, service, location and amenities customarily offered to the traveling public.

Employees

         At December 31, 1996, the Company had 4,249 full time and 2,272 part time employees. There are 79 full time employees and 2 part time employees of the Company engaged in administrative and executive activities and the balance of the Company's employees manage, operate and maintain the Company's properties. At December 31, 1996, 908 of the Company's full and part time employees located at four hotels were covered by collective bargaining agreements. Management considers its relations with its employees to be satisfactory.


Insurance

         The Company maintains insurance covering liabilities for personal injuries and property damage. The Company also maintains, among other types of insurance coverage, real and personal property insurance, directors and officers liability insurance, liquor liability insurance, workers' compensation insurance, travel accident insurance for certain of its employees, fiduciary liability insurance and business automobile insurance. The Company believes it maintains sufficient insurance coverage for the operation of its business.


Regulation

         The Company's hotels are subject to state and local regulations with respect to the sale of alcoholic beverages, and the Company must obtain and maintain various licenses and permits. All such licenses and permits must be periodically renewed and may be revoked or suspended for cause at any time. Certain of these licenses and permits are material to the Company's business and the loss of such licenses could have a material adverse effect on the Company's financial condition and results of operations. The Company is not aware of any reason why it should not be in a position to maintain its licenses. The Company is also subject in certain states to dramshop statutes, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to the person who, while intoxicated, caused the injury. The Company believes that its insurance coverage with respect to any such liquor liability is adequate.

         The Company is subject to certain federal and state labor laws and regulations such as minimum wage requirements, regulations relating to working conditions, laws restricting the employment of illegal aliens and the Americans with Disabilities Act. As a provider of restaurant services, the Company is also subject to certain federal, state and local health laws and regulations. The Company believes it complies with such laws and regulations in all material respects.

         To date, federal and state environmental regulations have not had a material effect on the Company's operations. However, such laws potentially impose cleanup costs for hazardous waste contamination on property owners. If any material hazardous waste contamination problems do exist on any of the Company's properties, the Company may be exposed to liability for the costs associated with the cleanup of such sites.

Background

         The Company's predecessor was incorporated in 1956 under the laws of the state of Delaware. From 1956 through 1990, the Company engaged in the ownership and operation of hotels under a series of different ownerships. In September 1990, the Company's predecessor filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from reorganization proceedings in August 1992 and, in accordance with the Company's Plan of Reorganization, the Company's creditors were issued 7,000,000 shares of the Company's common stock.


ITEM 2.  PROPERTIES

         At December 31, 1996, the Company had ownership interests in 57 hotels containing 11,059 rooms. The Company's hotels generally target commercial, convention, association and vacation travelers as customers. Substantially all of the hotels are "full service" properties with lodging, food, beverage and meeting facilities, and are subject to financing as described in "Item 1. Financing Arrangements".

         Set forth below is information regarding the Company's hotels at December 31, 1996:

                                                                      Wholly                     Partially
                                          Total                       Owned                       Owned(a)
                                    -------------------         -------------------          -------------------
                                    Number       Number         Number       Number          Number       Number
                                      of           of             of           of              of           of
         State                      Hotels       Rooms          Hotels       Rooms           Hotels       Rooms
         -----                      ------       ------         ------       ------          ------       ------
         Alabama                       4           559             4           559             -              -
         Arizona                       4           705             3           407             1            298
         California                    1           129             1           129             -              -
         Colorado                      1           216             1           216             -              -
         Florida                       6         1,166             4           654             2            512
         Georgia                       3           564             2           325             1            239
         Indiana                       3           640             2           432             1            208
         Iowa                          3           443             2           250             1            193
         Kansas                        3           541             1           152             2            389
         Louisiana                     2           448             1           204             1            244
         Maryland                      1           140             1           140             -              -
         Massachusetts                 1           243             -             -             1            243
         Michigan                      3           602             2           425             1            177
         Minnesota                     1           156             1           156             -              -
         Nebraska                      2           381             2           381             -              -
         New Mexico                    1           130             1           130             -              -
         New York                      1           386             1           386             -              -
         North Carolina                2           400             2           400             -              -
         Ohio                          2           459             -            -              2            459
         Pennsylvania                  8         1,797             7         1,650             1            147
         South Carolina                3           537             3           537             -              -
         Texas                         2           417             2           417             -              -
                                    ----        ------           ---         -----          ----          -----
            Total                     57        11,059            43         7,950            14          3,109
                                    ====        ======           ===         =====          ====          =====

    (a) Partially owned hotels are owned by partnerships of which Company subsidiaries, in most instances, are the general partner. The
         Company's partially owned hotels consist of 30% ownership of one hotel containing 240 rooms, 50% ownership of four hotels containing 903 rooms and 51% ownership of nine hotels containing 1,966 rooms.

         Four of the Company's hotels are located on land subject to long-term leases, and four are subject to leases covering the land and improvements. Three of the Company's hotels are leased with Industrial Revenue Bond financing from the municipalities in which they are located. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents based on a percentage of revenue or cash flow may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1996, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Servico's common stock is listed on the American Stock Exchange and its trading symbol is SER. The following table sets forth the high and low sales prices for Servico's common stock on the American Stock Exchange on a quarterly basis for the past two years.

                                                         1996                  1995
                                               -----------------------    -------------
                                                High        Low           High        Low
                                                ----        ---           ----        ---
             First Quarter                      13 7/8    10 1/2         11 1/8       9 1/4
             Second Quarter                     16 1/2    11 3/4         10 3/8       9 1/8
             Third Quarter                      17        13 1/2         16           9 3/4
             Fourth Quarter                     17 1/4    14 1/2         15 1/2      10 1/8


As of March 10, 1997, there were 3,040 shareholders of record of Servico's common stock.

         The Company has not paid any cash dividends since its reorganization and has no current plans to initiate the payment of dividends. The Company currently anticipates that it will retain any future earnings for use in its business. The Board of Directors of the Company will determine future dividend policies based on the Company's financial condition, profitability, cash flow, capital requirements and business outlook, among other factors. There are no restrictions on the Company's ability to pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

         The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1993 through 1996. The Company changed its fiscal year from June 30 to December 31 during 1992, and in order to provide meaningful comparative data, unaudited 1992 financial data is being presented for the twelve months ended December 31.

         This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.

                                                 1996           1995          1994        1993         1992
                                             -----------    -----------   -----------  -----------  ----------
                                                              (In thousands, except share data)
Revenues                                     $  239,526     $  178,480    $  149,683   $  128,998   $  127,189
Income (loss) before non-recurring
   items, net of taxes                            5,398          4,264         2,588          710       (3,817)
Non-recurring items, net of taxes                 3,150           (356)          193        1,067       66,945
Income before extraordinary items,
   net of taxes                                   8,548          3,909         2,781        1,777       63,128
Extraordinary items, net of taxes                  (348)             -         1,436            -            -
Net income                                        8,200          3,909         4,217        1,777       63,128
EBITDA (a)                                       57,915         36,894        26,376       19,697       17,558

Fully diluted per common share data:
   Income (loss) before non-recurring items,
       net of taxes                                 .55            .46           .31          .10         (.55)
   Income before extraordinary items,
       net of taxes                                 .87            .42           .33          .24         9.02
   Net income                                      $.84           $.42          $.50         $.24        $9.02
Weighted average shares                       9,762,707      9,318,670     8,414,945    7,468,128    7,000,000
Cash dividends per common share                       -              -             -            -            -
End of period:
    Total assets                             $  439,786     $  324,202    $  228,900   $  191,270   $  180,115
    Long-term obligations                       284,880        210,242       143,830      114,841      119,939
    Total stockholders' equity                   74,738         62,820        46,740       35,008       32,869

(a) EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Occupancy levels, average daily rate and RevPAR are important hospitality performance measures. These performance measures for the Company's hotels are impacted by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

         The discussion of results of operations, income taxes and liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.


Results of Operations

YEAR ENDED DECEMBER 31, 1996 ("1996") AS COMPARED
TO THE YEAR ENDED DECEMBER 31, 1995 ("1995")

         At December 31, 1996, the Company owned 56 hotels, managed 4 hotels for third party owners and had a minority investment in 1 hotel compared with 43 hotels owned, 9 managed for third party owners and 3 minority investments at December 31, 1995.

         Revenues in 1996 were $239.5 million, a 34.2% increase over 1995's revenues of $178.5 million. Of the $61 million increase, $9.3 million was attributable to the Stabilized Hotels and $51.7 million was attributable to the Reposition Hotels. The increase for the Stabilized Hotels was primarily the result of a 6.1% increase in RevPAR due to successful yield management and marketing strategies as well as the continued improvement in the hospitality industry generally. However, the increase in RevPAR for these hotels was impacted during 1996 by the loss of business associated with hurricane and storm activity in the southeastern United States during July and September.

         Operating expenses before depreciation and amortization were $182.9 million in 1996 (76.4% of revenue) compared with $142.3 million (79.7% of revenue) for 1995. The decrease in operating expenses as a percentage of revenues is a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Depreciation and amortization expense in 1996 was $18.7 million, an increase over 1995 depreciation and amortization expense of $12.4 million. Of this increase, $2.1 and $4.2 million related to capital improvements made at the Stabilized Hotels and the Reposition Hotels, respectively.

         As a result of the above, income from operations for 1996 was $37.9 million, an increase of 59.2% over 1995 income from operations of $23.8 million.

         Interest expense (net of interest income) was $27.8 million for 1996, a $10.9 million increase over the $16.9 million of interest expense for 1995. Included in the $10.9 million increase was $7 million of interest expense on mortgages related to the Reposition Hotels. The remaining $3.9 million increase for the Stabilized Hotels included a $1.7 million expense associated with the amortization of certain deferred loan costs related to a $123.2 million refinancing (See Note 5 of the Notes to Consolidated Financial Statements), with the balance related to new borrowings.

         Minority interests expense was $2.1 million for 1996 and $.6 million for 1995. Of this $1.5 million increase, $1.2 million related to nine of the Reposition Hotels which were acquired in partnership with third parties.

         Other income for 1996 includes a $3.6 million net settlement of a lawsuit received by the Company as more fully discussed in Note 10 of the Notes to Consolidated Financial Statements.

         The Company recognized an extraordinary charge of $.3 million, after taxes, in 1996 which related to early extinguishment of debt associated with the refinancing of certain hotels as more fully discussed under Liquidity and Capital Resources.

         After a provision for income taxes of $3.2 million and a loss on early extinguishment of debt of $.3 million, net of taxes, for 1996 and a provision for income taxes of $2.6 million for 1995, the Company had net income of $8.2 million ($.84 per share) for 1996 and $3.9 million ($.42 per share) for 1995. Without consideration of the non-recurring and extraordinary items, the Company had net income of $5.4 million ($.55 per share) for 1996 and $4.3 million ($.46 per share) for 1995.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED
TO THE YEAR ENDED DECEMBER 31, 1994 ("1994")

         At December 31, 1995, the Company owned 43 hotels, managed 9 hotels for third party owners and had a minority investment in 3 hotels compared with 32 hotels owned, 10 managed for third party owners and 2 minority investments at December 31, 1994.

         Revenues in 1995 were $178.5 million, a 19.2% increase over 1994's revenues of $149.7 million. Of the $28.8 million increase, $11.1 million was generated by the Stabilized Hotels and $17.7 million was attributable to the Reposition Hotels acquired in 1994 and 1995. The increase for the Stabilized Hotels was primarily attributable to a 5.4% increase in RevPAR as a result of the renovations and changes in franchise affiliations made at many of the hotels. Also contributing to the increase were effective yield management and marketing strategies as well as continued improvement in the hospitality industry generally.

         Operating expenses before depreciation and amortization were $142.3 million in 1995 (79.7% of revenue) compared with $123.6 million (82.6% of revenue) for 1994. The decrease in operating expenses as a percentage of revenues was primarily a result of an emphasis on cost controls. Depreciation and amortization expense in 1995 was $12.4 million, an increase over 1994 depreciation and amortization expense of $9.5 million. Of this increase, $1.6 and $1.3 million related to continuing capital improvements made at the Stabilized Hotels the Reposition Hotels, respectively.

         As a result of the above, income from operations for 1995 was $23.8 million, an increase of 43.4% over 1994's income from operations of $16.6 million.

         Other expenses in 1995 (primarily interest expense) of $18.5 million increased 43.4% over 1994's other expenses of $12.9 million. Of this increase, $2.6 million was related to interest associated with mortgages on the Reposition Hotels purchased in 1994 and 1995 and the remaining increase is primarily related to both the refinancing of 13 Stabilized Hotels and new borrowings for equipment purchases.

         The Company had other income (primarily interest income) of $1.2 million in 1995, an increase of 33.3% over 1994's other income of $.9 million which included a $.5 million gain on recovery of investments.

         After a provision for income taxes of $2.6 million in 1995 and $1.9 million in 1994, the Company had income before an extraordinary item of $3.9 million ($.42 per share) for 1995 and $2.8 million ($.34 per share) for 1994, an increase of 39.3%.

         In 1994, the Company had an extraordinary gain of $1.4 million ($.17 per share), net of income taxes of $1 million, related to a gain on discharge of indebtedness as more fully discussed in Note 5 of the Notes to Consolidated Financial Statements.

Income Taxes

         As of December 31, 1996, the Company had a net operating loss carryforward of approximately $28.8 million for federal income tax purposes. During 1996, the Company realized a tax benefit relating to a litigation settlement which reduced the effective tax rate for 1996 as compared to prior years. The Company does not anticipate any similar tax benefit in the future.


Liquidity and Capital Resources

         The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had EBITDA for 1996 of $57.9 million, a 56.9% increase from the $36.9 million for 1995. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for 1996 was $31.0 million compared to $20.7 million for 1995. In March 1996, the Company received a $3.6 million settlement (net of expenses) in connection with a 1992 lawsuit brought on behalf of Servico, against a bank group and law firm based on alleged breaches of their duties to the Company.

         At December 31, 1996, the Company's working capital deficit was $14.2 million which included mortgage notes payable which mature within twelve months of $15.3 million. The Company expects to refinance or extend these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities at December 31, 1996, was .7:1 (1:1, without consideration of the mortgages due in 1997). This compares to a working capital deficit of $6.3 million and a ratio of current assets to current liabilities of .8:1 at December 31, 1995.

         During 1996, the Company purchased eight hotels, entered into three partnerships which purchased three hotels and increased its ownership interest from 25% to 51% in two of its existing partnerships (owning two hotels) for an aggregate consideration of $63.7 million by the delivery of mortgage notes totaling $40.6 million and cash for the balance of which approximately $2 million was contributed by the minority partners. The 13 hotels combined above, containing an aggregate of 2,479 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

         At December 31, 1996, the Company's long-term obligations were $284.9 million compared to $210.2 million at December 31, 1995. This increase was primarily the result of the acquisition of hotels during 1996 as discussed above and the refinancing of 20 existing hotels. The Company issued approximately $123.2 million in new variable rate mortgage notes, satisfied approximately $84.5 million of existing obligations, paid approximately $5.0 million in fees and expenses, escrowed approximately $1.3 million for future use by the Company and generated approximately $32.4 million of net proceeds. In addition, the Company recorded approximately $7.4 million in non-cash deferred loan costs which are being amortized over 36 months. These deferred loan costs are payable in May 1999.

         As part of the acquisition of hotels in 1996 and 1995, certain property improvements were required by the licensors as a condition of granting a license to the Company. In addition, other improvements were required by the mortgagees. Further, in connection with the refinancing of other hotels, as more fully discussed in Note 5 of the Notes to Consolidated Financial Statements, the lenders required the Company to make additional property improvements. The Company estimates the balance remaining to complete the licensor's required improvements to be approximately $8 million and the lender's requirements to be approximately $10 million as of December 31, 1996. Approximately $13 million of these improvements are expected to be completed in 1997 with the balance to be done by 1999. The Company had approximately $12.3 million escrowed for such improvements at December 31, 1996.

         While the Company believes that cash on hand and cash flow from operations are sufficient to support its capital improvement program and current operations, it will require additional funds to continue its external growth strategy. There is no assurance the Company will be successful in these efforts or that such financing will be available in amounts required or on terms satisfactory to the Company. The Company does not currently have any lines of credit. The Company may, in the future, seek to refinance its properties or to raise funds from the issuance of equity or debt.

Inflation

         The rate of inflation has not had a material effect on the Company's revenues or costs and expenses in the three most recent fiscal years, and it is not anticipated that inflation will have a material effect on the Company in the near term.

Forward-Looking Statements

         Statements in this Form 10-K which express "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the operation and acquisition of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in Part I of this Form 10-K and other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-K will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for a list of the Servico, Inc. Consolidated Financial Statements and Schedules filed as part of this report.

Supplementary Information-Quarterly Results of Operations.

         The following table summarizes the unaudited quarterly financial data (in thousands, except share data):

                                                          First        Second          Third         Fourth
                                                         Quarter       Quarter        Quarter        Quarter
                                                         -------       -------        -------        -------
YEAR ENDED DECEMBER 31, 1996
Revenues                                              $   52,599     $  63,300      $   61,503     $   62,124
Income from operations                                     6,742        12,770          10,184          8,245
Income before extraordinary item                           2,236         3,250           1,366          1,696
Extraordinary item:
     Loss on extinguishment of indebtedness,
     net of income taxes of $134 in the
     second quarter and $98 in the fourth
     quarter, respectively                                     -          (202)             -           (146)
Net income                                                 2,236         3,048           1,366          1,550
Per share data:
  Primary
     Income before extraordinary item                        .24           .33             .14            .17
     Extraordinary item                                        -          (.02)             -           (.01)
     Net income                                              .24           .31             .14            .16
  Fully diluted
     Income before extraordinary item                        .24           .33             .14            .17
     Extraordinary item                                        -          (.02)             -           (.01)
     Net income                                              .24           .31             .14            .16
YEAR ENDED DECEMBER 31, 1995
Revenues                                                  39,481        44,808          45,628         48,563
Income from operations                                     4,144         7,423           7,073          5,152
Net income                                                   148         2,191           1,568              2
Per share data:
   Primary income per share                                  .02           .23             .16              -
   Fully diluted income per share                            .02           .23             .16              -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,
           FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)     The following are filed as part of this report:

           (1) (2)  Financial Statements

           The financial statements, financial statement schedules and supplementary information listed in the accompanying Index to Financial Statements Covered by Report of Independent
           Certified Public Accountants.

           (3)  Exhibits

           The exhibits listed in the accompanying Index to Exhibits.

   (b)     Reports on Form 8-K:

           During the quarter ended December 31, 1996, the Company did not file any reports on Form 8-K.

                         Servico, Inc. and Subsidiaries

                          Index to Financial Statements
                        Covered by Report of Independent
                          Certified Public Accountants
                             [Item 14(a)(1) and (2)]


Consolidated Financial Statements

Report of Independent Certified Public Accountants.....................................  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995...........................  F-3

Consolidated Statements of Income for the Years Ended
    December 31, 1996, 1995 and 1994...................................................  F-4

Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994.......................................  F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994 ..................................................  F-6

Notes to Consolidated Financial Statements.............................................  F-8



All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

               Report of Independent Certified Public Accountants

The Shareholders and
  Board of Directors
Servico, Inc.

We have audited the accompanying consolidated balance sheets of Servico, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended, December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Servico, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

West Palm Beach, Florida
February 13, 1997

                         Servico, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31,
                                                                                 1996       1995
                                                                                 ----       ----
                                                                                  (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 19,473   $ 11,401
  Accounts receivable, net of allowances                                          7,742      6,652
  Other receivables                                                                 855        794
  Inventories                                                                     2,796      1,878
  Deferred income taxes                                                           2,067      2,067
  Other current assets                                                            5,047      2,641
                                                                               --------   --------
Total current assets                                                             37,980     25,433


Property and equipment, net                                                     364,922    277,873
Investment in unconsolidated entities                                               906      3,591
Other assets, net                                                                35,978     17,305
                                                                               --------   --------
                                                                               $439,786   $324,202
                                                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  6,369   $  5,723
  Accrued liabilities                                                            23,100     19,977
  Current portion of long-term obligations                                       22,719      5,992
                                                                               --------   --------
Total current liabilities                                                        52,188     31,692

Long-term obligations, less current portion                                     284,880    210,242
Deferred income taxes                                                             8,353      7,682

Commitments and contingencies

Minority interests                                                               19,627     11,766

Stockholders' equity:
    Common stock, $.01 par value-25,000,000 shares
      authorized; 9,369,605 and 8,846,269 shares
      issued and outstanding at December 31, 1996
      and 1995, respectively                                                         94         88
    Additional paid-in capital                                                   55,136     51,424
    Retained earnings                                                            19,508     11,308
                                                                               --------   --------
Total stockholders' equity                                                       74,738     62,820
                                                                               --------   --------
                                                                               $439,786   $324,202
                                                                               ========   ========



SEE ACCOMPANYING NOTES.

                         Servico, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                                            YEARS ENDED DECEMBER 31,
                                                        1996          1995          1994
                                                        ----          ----          ----
                                                       (In Thousands, Except Share Data)
Revenues:
  Rooms                                                $ 156,564    $ 113,902    $  93,720
  Food and beverage                                       68,803       53,499       46,945
  Other                                                   14,159       11,079        9,018
                                                       ---------    ---------    ---------
                                                         239,526      178,480      149,683
Operating expenses:
 Direct:
    Rooms                                                 43,667       32,140       26,848
    Food and beverage                                     52,761       41,474       36,585
  General and administrative                               9,297        8,977        7,944
  Other                                                   77,183       59,727       52,205
  Depreciation and amortization                           18,677       12,370        9,465
                                                       ---------    ---------    ---------
                                                         201,585      154,688      133,047
                                                       ---------    ---------    ---------

Income from operations                                    37,941       23,792       16,636

Other income (expenses):
  Other income                                             5,335        1,197          864
  Interest expense                                       (29,443)     (17,903)     (12,693)
  Minority interests                                      (2,060)        (572)        (171)
                                                       ---------    ---------    ---------
Income before income taxes and extraordinary item         11,773        6,514        4,636
Provision for income taxes                                 3,225        2,605        1,855
                                                       ---------    ---------    ---------
Income before extraordinary item                           8,548        3,909        2,781
Extraordinary item:
  (Loss) gain on extinguishment of indebtedness,
  net of income tax (benefit) expense of ($232)
  in 1996 and $956 in 1994                                  (348)           -        1,436
                                                       ---------    ---------    ---------
Net income                                             $   8,200    $   3,909    $   4,217
                                                       =========    =========    =========
Earnings per common and common
  equivalent share:
      Primary:
       Income before extraordinary item                $     .87    $     .42    $     .34
       Extraordinary item                                   (.03)           -          .17
                                                       ---------    ---------    ---------
       Net income                                      $     .84    $     .42    $     .51
                                                       =========    =========    =========
      Fully diluted:
        Income before extraordinary item               $     .87    $     .42    $     .33
        Extraordinary item                                  (.03)           -          .17
                                                       ---------    ---------    ---------
        Net income                                     $     .84    $     .42    $     .50
                                                       =========    =========    =========



See accompanying notes

                         Servico, Inc. and Subsidiaries

                           Consolidated Statements of
                              Stockholders' Equity


                                                       COMMON STOCK           ADDITIONAL                      TOTAL
                                                  ----------------------        PAID-IN      RETAINED     STOCKHOLDERS'
                                                  SHARES          AMOUNT        CAPITAL      EARNINGS        EQUITY
                                                  ------          ------      ----------     ---------    -------------
                                                                      (In Thousands, Except Share Data)

Balance at December 31, 1993                     7,046,617         $   70       $ 31,756      $  3,182      $ 35,008
  Issuance of common stock                       1,000,000             10          6,990             -         7,000
  401(k) Plan contribution                          43,555              1            434             -           435
  Exercise of stock options                         20,000              -             80             -            80
  Net income                                             -              -              -         4,217         4,217
                                                 ---------         ------       --------      --------      --------
Balance at December 31, 1994                     8,110,172             81         39,260         7,399        46,740
  Issuance of common stock                         830,000              8          8,157             -         8,165
  Shares retired                                  (159,532)            (2)             2             -             -
  401(k) Plan contribution                          38,829              1            331             -           332
  Exercise of stock options                         26,800              -            107             -           107
  Reduction of valuation allowance                       -              -          3,567             -         3,567
  Net income                                             -              -              -         3,909         3,909
                                                 ---------         ------       --------      --------      --------
Balance at December 31, 1995                     8,846,269             88         51,424        11,308        62,820
  401(k) Plan contribution                          25,536              1            465             -           466
  Exercise of stock options                        497,800              5          2,008             -         2,013
  Tax benefit from exercise of stock options             -              -          1,239             -         1,239
  Net income                                             -              -              -         8,200         8,200
                                                 ---------         ------       --------      --------      --------
Balance at December 31, 1996                     9,369,605         $   94       $ 55,136      $ 19,508      $ 74,738
                                                 =========         ======       ========      ========      ========



See accompanying notes.

                         Servico, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                YEARS ENDED DECEMBER 31,
                                                             1996         1995        1994
                                                             ----         ----        ----
                                                                     (In Thousands)
OPERATING ACTIVITIES
Net income                                               $   8,200    $   3,909    $   4,217
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           18,677       12,370        9,465
    Minority interests                                       2,060          572          171
    401(k) Plan contributions                                  548          322          422
    Deferred income taxes                                    1,252        1,328        2,005
    Equity in loss of unconsolidated entities                   63           85           89
    Provision for losses (recoveries) on receivables            27           94          (49)
    Gain on litigation settlement                           (3,868)           -            -
    Gain on recovery of investments                           (134)           -         (539)
    Loss (gain) on extinguishment of indebtedness              580            -       (2,392)
    Changes in operating assets and liabilities, net
      of effect of acquisitions:
          Accounts receivables                                (824)      (2,307)          87
          Inventories                                         (761)        (399)        (319)
          Other assets                                       1,875          272       (5,131)
          Accounts payable                                     200         (403)       1,071
          Accrued liabilities                                3,075        4,824        2,027
                                                          --------    ---------     --------
Net cash provided by operating activities                   30,970       20,667       11,124
                                                          --------    ---------     --------

INVESTING ACTIVITIES
Acquisitions of property and equipment                     (70,312)     (73,038)      (4,600)
Capital improvements, net                                  (26,323)     (20,417)     (15,558)
Net deposits for capital expenditures                       (7,074)      (6,105)           -
Notes receivable issued to related parties                  (1,670)           -            -
Net proceeds from litigation settlement                      3,868            -            -
Decrease (increase) in investment in
  unconsolidated entities                                    2,198       (2,118)      (1,418)
Payments on notes receivable issued to related parties       1,200            -            -
Net proceeds from recovery of investments                      556            -          539
Other                                                            -            -          250
                                                          --------    ---------     --------
Net cash used in investing activities                      (97,557)    (101,678)     (20,787)
                                                          --------    ---------     --------



CONTINUED ON THE FOLLOWING PAGE

                         Servico, Inc. and Subsidiaries

                                                           YEARS ENDED DECEMBER 31,
                                                        1996         1995         1994
                                                        ----         ----         ----
                                                                (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long-term
  obligations                                          166,317      127,141       22,219
Contributions from minority interests                    5,078        8,182        2,550
Net proceeds from issuance of common stock               2,013        8,272        7,080
Principal payments of long-term obligations            (92,216)     (59,498)     (12,985)
Payments of deferred loan costs                         (6,533)      (4,657)           -
                                                     ---------    ---------    ---------
Net cash provided by financing activities               74,659       79,440       18,864
                                                     ---------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                            8,072       (1,571)       9,201
Cash and cash equivalents at beginning
  of year                                               11,401       12,972        3,771
                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year             $  19,473    $  11,401    $  12,972
                                                     =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
  Interest, net of amount capitalized                $  23,147    $  11,935    $  12,549
                                                     =========    =========    =========
  Income taxes paid, net of refunds                  $   2,531    $   1,032    $     438
                                                     =========    =========    =========
Non-cash capital lease obligations:
  Addition to property and equipment                 $       -    $       -    $   2,085
                                                     =========    =========    =========
  Addition to long-term obligations                  $       -    $       -    $   2,085
                                                     =========    =========    =========



See Notes 5 and 6 for a description of other non-cash transactions.


See accompanying notes.

                         Servico, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Servico, Inc., its wholly-owned subsidiaries and consolidated partnerships (collectively, the "Company"), own or manage hotels in 22 states. At December 31, 1996 and 1995, the Company owned, either wholly or partially, or managed 61 and 55 hotels, respectively.

PRINCIPLES OF CONSOLIDATION

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 43 hotels) and partnerships in which Servico exercises control over the partnerships' assets and operations (owning 13 hotels). Servico believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity (owning 1 hotel) in which the company exercises significant influence over operating and financial policies is accounted for on the equity method. The accounts of 9 hotels which the Company managed for third party owners during all or part of 1996 (4 at December 31, 1996) are not consolidated, however, management fee income earned from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories consist primarily of food and beverage, linens, china, tableware and glassware and are valued at the lower of cost (computed on the first-in, first-out method) or market.

MINORITY INTERESTS

Minority interests represent the minority interests' proportionate share of equity or deficit of partnerships which are accounted for by the Company on a consolidated basis. The Company generally allocates to minority interests their share of any profits or losses in accordance with the provisions of the applicable agreements. However, if the loss applicable to a minority interest exceeds its total investment and advances, such excess is charged to the Company.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property under capital leases is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term. The

                        Servico, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

Company capitalizes interest costs incurred during the construction of capital assets. During the years ended December 31, 1996, 1995 and 1994, the Company capitalized $644,000, $632,000 and $506,000 of such costs, respectively.

Management periodically evaluates the Company's property and equipment to determine if there has been any impairment other-than-temporary in the carrying value of the assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1995 and, such adoption has had no effect on the Company's financial position or results of operations.

DEFERRED COSTS

Deferred franchise, financing, and other deferred costs are stated at cost, net of accumulated amortization of $4,129,000 and $1,411,000 at December 31, 1996 and 1995, respectively, which is computed using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of these instruments approximates market value as of December 31, 1996 and 1995.

                         Servico, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 1996 and 1995, these allowances were $305,000 and $266,000, respectively.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods. Earnings per common share include the Company's outstanding stock options, if dilutive, and common stock contributed or to be contributed by the Company to its employee 401(k) Plan (the "401(k)").

STOCK BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share are not materially different from amounts reported, therefore, no pro forma information has been presented.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $1,613,000, $1,194,000 and $928,000 in advertising costs during 1996, 1995 and
1994, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                         Servico, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES (CONTINUED)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   PROPERTY AND EQUIPMENT

At December 31, 1996 and 1995, property and equipment consisted of the following:

                                                    USEFUL
                                                    LIVES
                                                    (YEARS)      1996         1995
                                                    -------      ----         ----
                                                                   (In Thousands)
Land                                                   -      $  32,246     $ 24,260
Buildings and improvements                           10-30      295,858      219,437
Furnishings and equipment                             3-10       72,762       46,281
Property under capital leases,
  buildings and improvements                         10-30        8,530        8,530
                                                               --------     --------
                                                                409,396      298,508
Less accumulated depreciation and amortization                  (52,955)     (33,437)
Construction in progress                                          8,481       12,802
                                                               --------     --------
                                                               $364,922     $277,873
                                                               ========     ========


During the year ended December 31, 1996, the Company purchased eight hotels and entered into three partnerships which purchased an additional three hotels. The aggregate purchase price for the eleven hotels was $60,700,000 and was paid for by the delivery of mortgage notes totaling $40,600,000 and cash for the balance, of which approximately $2,000,000 was contributed by the minority partners. In addition, in May 1996, the Company increased its ownership interests in two partnerships, owning two hotels, from 25% to 51% for approximately $3,000,000. As a result of the increase in ownership, the accounts of these two partnerships are included in the Company's consolidated financial statements. The minority partners in all five of the above partnerships are affiliates of Energy Management Corporation ("EMC") (see Note 8 for further information on EMC). The thirteen hotels combined above, containing an aggregate of 2,479 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

                         Servico, Inc. and Subsidiaries

2.   PROPERTY AND EQUIPMENT (CONTINUED)

Unaudited pro forma results of operations assuming the 13 hotels were acquired on January 1, 1995, are as follows:


                                                    YEARS ENDED DECEMBER 31,
                                                      1996          1995
                                                      ----          ----
                                             (In Thousands, Except Per Share Data)
    Revenues                                        $255,077      $221,342
    Income before extraordinary item                   8,792         4,708
    Net income                                         8,444         4,708
    Income per share before
      extraordinary item                                 .90           .51
    Net income per share                            $    .87      $    .51
    Weighted average common shares
      outstanding                                      9,763         9,319


During the year ended December 31, 1995, the Company purchased seven hotels and entered into four partnerships with affiliates of EMC, which purchased four additional hotels. The aggregate purchase price for the eleven hotels was $70,800,000 and was paid for by the delivery of mortgage notes totaling $54,200,000 and cash for the balance, of which $5,400,000 was contributed by the minority partners. The eleven hotels combined above, containing an aggregate of 1,876 rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

3.   INVESTMENTS IN UNCONSOLIDATED ENTITIES

At December 31, 1996, the Company had an investment in one unconsolidated hotel. In addition, in May 1996, the Company increased its ownership interests in two partnerships, owning two hotels, from 25% to 51% for approximately $3,000,000. These hotels were accounted for by the Company on the equity method prior to May 1996. As a result of the increase in ownership, the accounts of these two partnerships are included in the Company's consolidated financial statements from May 1996. The minority partners in these partnerships are affiliates of EMC.

                         Servico, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.   ACCRUED LIABILITIES

At December 31, 1996 and 1995, accrued liabilities consisted of the following:

                                                 1996         1995
                                                 ----         ----
                                                   (In Thousands)
     Salaries and related costs                $ 9,117      $ 7,290
     Real estate taxes                           2,500        2,035
     Interest                                    2,335        1,755
     Advance deposits                            1,842        1,452
     Sales taxes                                 1,781        1,230
     Other                                       5,525        6,215
                                               -------      -------
                                               $23,100      $19,977
                                               =======      =======

5.   LONG-TERM OBLIGATIONS

At December 31, 1996 and 1995, long-term obligations consisted of the following:


                                                                                    1996           1995
                                                                                    ----           ----
                                                                                       (In Thousands)
Mortgage notes payable with fixed rates ranging from 8.4%
  to 10.7%, variable rates ranging from Prime (8.25% at
  December 31, 1996) plus  1% to 4%  and
  LIBOR (5.4% at December 31, 1996) plus 3.5%, payable through 2010              $ 284,180       $ 192,764
Installment loans payable, primarily unsecured, with fixed
  rates of 7% to 10% payable through 2019                                           10,299           8,489
Obligations under capital leases, payable in various monthly installments through 2015, net of interest imputed at
  8% to 18.3%(a)                                                                    12,019          13,182
Pre-petition priority claims, payable in equal
  semi-annual installments plus interest on unpaid
  balances at 7.5% per annum, payable through 1998                                   1,101           1,799
                                                                                 ---------       ---------
                                                                                   307,599         216,234
Less current portion of long-term obligations                                      (22,719)         (5,992)
                                                                                 ---------       ---------
                                                                                 $ 284,880       $ 210,242
                                                                                 =========       =========

                         Servico, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5.  LONG-TERM OBLIGATIONS (CONTINUED)

(a) The Company is obligated under long-term capital leases primarily for the lease of two hotel properties. The hotel leases provide for specific minimum annual payments. In addition, the Company is responsible for property tax, insurance and maintenance expenses. One hotel lease has a remaining term of less than one year and the other of 18 years at December 31, 1996. The hotel leases contain renewal options from 20 to 80 years and one of the hotel leases includes a purchase option.

Substantially, all of the Company's property and equipment are pledged as collateral for long-term obligations. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

During 1996, the Company refinanced certain long-term obligations on 20 of its hotels. The Company issued approximately $123,200,000 in new variable rate mortgage notes, satisfied approximately $84,500,000 of existing obligations, paid approximately $5,000,000 in fees and expenses, escrowed approximately $1,300,000 for future use by the Company and generated approximately $32,400,000 of net proceeds. In addition, the Company recorded approximately $7,400,000 in non-cash deferred loan costs which are being amortized over 36 months. These deferred loan costs are payable in May 1999. In connection with this refinancing the Company recorded a loss on early extinguishment of debt of $348,000 (net of income taxes of $232,000) as an extraordinary item.

During 1995, the Company completed a series of transactions for the refinancing of certain long-term obligations on 11 of its hotels. The Company executed $64,400,000 in new fixed rate mortgages maturing in 15 years, satisfied approximately $43,700,000 of existing obligations, paid approximately $3,200,000 in fees and expenses, escrowed approximately $3,300,000 for future use by the Company and generated in excess of $14,200,000 of net proceeds. In 1994, the Company prepaid certain obligations at a reduced amount and recorded a gain on early extinguishment of debt of $1,436,000 (net of income taxes of $956,000). This transaction was recorded as an extraordinary item.

Maturities of long-term obligations for each of the five years after December 31, 1996 and thereafter, are as follows (in thousands):

                 1997                     $    22,719
                 1998                           7,707
                 1999                          31,362
                 2000                         101,770
                 2001                          13,517
                 Thereafter                   130,524
                                          -----------
                                          $   307,599
                                          ===========

                         Servico, Inc. and Subsidiaries

5.   LONG-TERM OBLIGATIONS (CONTINUED)

Subsequent to December 31, 1996, the Company entered into financing agreements to refinance $12,000,000 in debt which would have matured in 1997. This debt is classified as long-term debt at December 31, 1996.

6.   INCOME TAXES

Provision for income taxes for the Company is as follows:

                                                        YEARS ENDED DECEMBER 31,

                                   1996                            1995                              1994
                       ---------------------------       --------------------------      ---------------------------
                       CURRENT   DEFERRED    TOTAL       CURRENT  DEFERRED    TOTAL      CURRENT   DEFERRED    TOTAL
                       -------   --------    -----       -------  --------    -----      -------   --------    -----
                                                             (In Thousands)
Federal                $1,322     $1,170     $2,492     $  751     $1,262     $2,013     $  110     $1,323     $1,433
State and
  local                   651         82        733        526         66        592        422          -        422
                       ------     ------     ------     ------     ------     ------     ------     ------     ------
                       $1,973     $1,252     $3,225     $1,277     $1,328     $2,605     $  532     $1,323     $1,855
                       ======     ======     ======     ======     ======     ======     ======     ======     ======

The components of the cumulative effect of temporary differences in the deferred income tax liability and asset balances at December 31, 1996 and 1995, are as follows:

                                                               1996                                      1995
                                               ----------------------------------      ------------------------------------
                                                           CURRENT    NON-CURRENT                    CURRENT    NON-CURRENT
                                               TOTAL        ASSET      LIABILITY        TOTAL         ASSET      LIABILITY
                                               -----       -------    -----------      -------     -----------  -----------
                                                                                (In Thousands)
Property and equipment                       $ 20,201      $     -      $ 20,201      $ 19,371      $     -      $ 19,371
Net operating loss carryforward               (10,286)        (605)       (9,681)      (10,983)        (605)      (10,378)
Alternative minimum tax credits                (1,371)           -        (1,371)         (918)           -          (918)
Self-insurance reserve                           (928)        (928)            -          (903)        (903)            -
Vacation pay accrual                             (438)        (438)            -          (472)        (472)            -
Other                                            (892)         (96)         (796)         (480)         (87)         (393)
                                             --------      -------      --------      --------      -------      --------
                                             $  6,286      $(2,067)     $  8,353      $  5,615      $(2,067)     $  7,682
                                             ========      =======      ========      ========      =======      ========


                         Servico, Inc. and Subsidiaries

6.   INCOME TAXES (CONTINUED)

The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    1996        1995       1994
                                                    ----        ----       ----
                                                         (In Thousands)
Federal income tax at statutory rate              $ 4,003      $2,215     $1,576
State income taxes, net                               483         390        279
Tax benefit with respect to legal
  settlement                                       (1,261)          -          -
                                                  -------      ------     ------
                                                  $ 3,225      $2,605     $1,855
                                                  =======      ======     ======


As of December 31, 1996, the Company had a net operating loss carryforward of approximately $28,800,000 for federal income tax purposes which expires in the years 2005 through 2008. The full amount of the income tax benefit of this net operating loss carry forward has been reflected in the Consolidated Financial Statements of the Company in prior years.

7.   COMMITMENTS AND CONTINGENCIES

Four of the Company's hotels are subject to long-term ground leases expiring from 2014 through 2056 which provide for minimum payments as well as incentive rent payments and most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. The land covered by one lease can be purchased by the Company for approximately $2,500,000. For the years ended December 31, 1996, 1995 and 1994, lease expense for the three noncancellable ground leases and noncancellable operating leases was approximately $1,381,000, $1,280,000 and $1,060,000, respectively.

At December 31, 1996, the future minimum commitments for noncancellable leases are as follows (in thousands):


                   1997             $    1,154
                   1998                  1,069
                   1999                    796
                   2000                    625
                   2001                    624
                  Thereafter            21,638
                                    ----------
                                    $   25,906
                                    ==========


                         Servico, Inc. and Subsidiaries

7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has entered into license agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have four to nine years remaining on the term. The licensor may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the licensee may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increased license, reservation and advertising fees, as well as substantial renovation of the facility.

The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality. Payments made in connection with these agreements totaled approximately $12,401,000, $8,649,000 and $6,593,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Fourteen hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. Further, in connection with the refinancing of the Company's hotels (see Note 5) and the acquisition of other hotels (see Note 2), the Company has agreed to make certain capital improvements and has approximately $12,300,000 escrowed for such improvements. The Company estimates its remaining obligations for all the above commitments to be approximately $18,000,000 of which approximately $13,000,000 is expected to be spent in 1997 and the balance by 1999.

The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $2,106,000, $1,699,000 and $1,520,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In accordance with the provisions of one mortgage payable, in the event the property is sold, the lender has the right to any appreciation in the property to the extent the appreciation does not exceed the difference between the then outstanding carrying amount of the mortgage payable and the lender's security interest. The difference between the carrying amount of the mortgage payable and the lender's security interest was approximately $1,300,000 at December 31, 1996.

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon the facts known by management and the advice of counsel, have a material adverse effect on the Company's financial condition or results of operations.

                         Servico, Inc. and Subsidiaries

8.   RELATED PARTY TRANSACTIONS

In March 1995, the Company issued 800,000 shares of its common stock at a price of $10 per share to an affiliate of EMC on terms similar to the EMC transaction described below. In connection with the acquisition of the 800,000 shares, an affiliate of EMC agreed to make an additional $8,000,000 equity investment in partnerships or joint ventures with the Company for the purpose of acquiring hotel properties. This obligation had been satisfied as of December 31,1995.

In April 1994, the Company issued one million shares of its common stock to EMC for $7,000,000 in cash. In connection with a certain Stock Acquisition and Standstill Agreement (the "Acquisition Agreement"), the Company agreed, during the term of the Acquisition Agreement, to cause the nomination of one designee of EMC to the Company's Board of Directors. This event occurred in April 1994.

In accordance with the Acquisition Agreement, as amended, EMC also agreed to certain standstill provisions generally prohibiting it from acquiring voting securities of the Company with voting rights in excess of 30% (on a fully diluted basis) of the voting rights of all outstanding voting securities of the Company. EMC is also generally restricted in the amount and manner by which it may transfer any of the Company's common stock which it owns.

9.   EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN

The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 1996, 1995 and 1994, was approximately $499,000, $433,000 and $438,000, respectively.

The Company adopted, the 401(k) for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k) subject to certain conditions with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 1996, 1995 and 1994, was $548,000, $322,000 and $422,000,
respectively. The 401(k) does not require a contribution by the Company.

                         Servico, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


9.   EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN (CONTINUED)

The Company has also adopted the Servico, Inc. Stock Option Plan, as amended, (the "Option Plan"). In accordance with the Option Plan, options to acquire up to 1,425,000 shares of common stock may be granted to employees, directors, independent contractors and agents as determined by a committee appointed by the Board of Directors. Options may be granted at an exercise price not less than fair market value on the date of grant. These options will generally vest over five years.

The following table indicates the options granted and their status as of December 31, 1996:

                                                             OPTION PRICE
                                                NUMBER           RANGE
                                              OF SHARES        PER SHARE
                                              ---------      ------------
Balance December 31, 1993                     1,000,000    $          4.00
   Granted                                      152,000      8.25 -   8.63
   Exercised                                    (20,000)              4.00
   Forfeited                                     (1,500)              8.63
                                              ---------    ---------------
Balance December 31, 1994                     1,130,500      4.00 -   8.63
   Granted                                       50,000               9.50
   Exercised                                    (26,800)              4.00
   Forfeited                                    (16,500)              8.63
                                              ---------    ---------------
Balance December 31, 1995                     1,137,200      4.00 -   9.50
   Granted                                      216,500     10.75 -  16.13
   Exercised                                   (497,800)     4.00 -   9.50
   Forfeited                                    (38,900)     8.63 -  10.75
                                              ---------    ---------------
Balance December 31, 1996                       817,000    $ 4.00 -  16.13
                                              =========    ===============


At December 31, 1996, there were 576,000 options exercisable, of which 26,400 were subsequently exercised at prices between $4.00-$10.75 per share.

The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.

10.    CERTAIN NON-RECURRING EVENTS

In January 1996, the Company entered into an agreement with its former Chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provides for payments totaling approximately $830,000 over a twenty-four month period, the cost of which is included in other operating expenses for the year ended December 31, 1996. Additionally, in accordance with the terms of the agreement, the former Chief Executive Officer

                         Servico, Inc. and Subsidiaries

10.  CERTAIN NON-RECURRING EVENTS (CONTINUED)

exercised stock options to acquire 300,000 shares of the Company's common stock by delivery of a $1,200,000 promissory note payable to the Company. This note was repaid in full during 1996.

In March 1996, the Company received approximately $3,900,000 in connection with the settlement of a lawsuit brought on behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less approximately $300,000 of associated expenses, is included in other income for the year ended December 31, 1996.

                                INDEX TO EXHIBITS


   Exhibit
   Number                     Description
   ------                     -----------
     2       (I)              Servico's Consolidated Third Restated Amended Plan of Reorganization

     3.1     (II)             Certificate of Incorporation of Servico, Inc.

     3.2     (V)              Amended and Restated By-laws of the Company (as of June 23, 1994)

    10.1     (I)              Employment Agreement between David E. Hawthorne and the Company, dated   April 30, 1992

    10.2     (I)              Servico Stock Option Plan

    10.3     (I)              Key Executives Bonus Award Program

    10.4     (I)              Regional Vice President Bonus Award Program

    10.5     (III)            Servico, Inc. Amended and Restated 401(k) Plan

    10.6     (IV)             Employment Agreement between David Buddemeyer and the Company, dated May 14, 1993.

    10.7     (V)              Stock  Acquisition  and Standstill  Agreement  between  Servico,  Inc. and EMC  Acquisition
                              Corporation dated April 13, 1994.

    10.8     (V)              Agreement and Plan of Merger by and among Servico, Inc., EMC Acquisition Corporation, Energy
                              Management Corporation and EMC Target Corporation dated April 13, 1994.

    10.9     (V)              Agreement  of  Limited  Partnership  of  Fort  Wayne  Hospitality  Associates  II,  Limited
                              Partnership  by and among Spire Realty  Group,  Servico  Fort Wayne II, Inc. and  SOLVation
                              Inc. doing business as Smith Management Company.

    10.10    (V)              Stock  Acquisition and Standstill  Agreement  between  Servico,  Inc. and Pengo  Securities
                              Corp. dated March 23, 1995.

    10.11    (VI)             Agreement of Limited  Partnership of Worcester  Hospitality  Associates Limited Partnership
                              by and  among  Worcester  Hospitality  Company,  Inc.,  and  Servico  Worcester,  Inc.  and
                              SOLVation Inc., doing business as Smith Management Company dated as of May 4, 1995.






    10.12    (VI)             Amended and Restated Agreement of Limited Partnership of Worcester  Hospitality  Associates
                              Limited  Partnership  by and among  Servico  Worcester,  Inc.,  and  Worcester  Hospitality
                              Company,  Inc., and SOLVation Inc., doing business as Smith Management  Company dated as of
                              June 9, 1995.

    10.13    (VI)             Agreement  of Limited  Partnership  of Sioux City  Hospitality,  L.P.  by and among  Fourth
                              Street  Hospitality,  Inc., and Wolverine  Hospitality  Company,  Inc., and SOLVation Inc.,
                              doing business as Smith Management Company dated as of January 16, 1996.

    10.14    (VI)             Agreement of Limited  Partnership of Saginaw  Hospitality  Limited Partnership by and among
                              Servico Saginaw,  Inc., and Wolverine Hospitality Company,  Inc., and SOLVation Inc., doing business as Smith Management Company dated as of August 17, 1995.

    10.15    (VI)             Agreement of Limited Partnership of Brecksville Hospitality,  L.P. by and among Brecksville
                              Hospitality,  Inc., and Wolverine  Hospitality  Company,  Inc., and SOLVation  Inc.,  doing
                              business as Smith Management Company dated as of   January 16, 1996.

    10.16    (VI)             Agreement of Limited Partnership of East Washington  Hospitality Limited Partnership by and
                              among Servico East Washington,  Inc., and East Washington  Hospitality  Company,  Inc., and
                              SOLVation Inc., doing business as Smith Management Company dated as of June 20, 1995.

    10.17    (VI)             Agreement of Limited  Partnership  of Lawrence  Hospitality  Associates,  L.P. by and among
                              Servico Lawrence,  Inc., and Jayhawk Hospitality  Company,  Inc., and SOLVation Inc., doing business as Smith Management Company dated as of August 8, 1995.

    10.18    (VI)             Agreement of Limited  Partnership of Manhattan  Hospitality  Associates,  L.P. by and among
                              Servico Manhattan,  Inc., and Jayhawk Hospitality Company,  Inc., and SOLVation Inc., doing business as Smith Management Company dated as of August 8, 1995.

    10.19    (VI)             Agreement of Limited  Partnership  of 1075  Hospitality,  L.P. by and among  Stevens  Creek
                              Hospitality,  Inc., and Wolverine  Hospitality  Company,  Inc., and SOLVation  Inc.,  doing business as Smith Management Company dated as of January 16, 1996.

    10.20    (VI)             Severance  Agreement  between David E.  Hawthorne  and the Company,  dated as of January 2,
                              1996.

    10.21    (VI)             Loan Agreement by and among Servico Fort Wayne, Inc.,  Washington Motel Enterprises,  Inc.,
                              Servico Hotels I, Inc.,  Servico Hotels II, Inc.,  Servico Hotels III, Inc., Servico Hotels
                              IV, Inc., New Orleans  Airport Motel  Associates,  LTD.,  Wilpen,  Inc.,  Hilton Head Motel
                              Enterprises,  Inc., and Moon Airport Motel,  Inc., and Column Financial,  Inc., dated as of
                              January 31, 1995.

    10.22    (VI)             Credit Facility  Agreement between DLJ Mortgage Capital,  Inc. and Servico,  Inc., dated as of June 9, 1995.


    10.23    (VI)             Loan Agreement by and between Apico Inns of
                              Pittsburgh, Inc. and Column Financial, Inc., dated
                              as of September 27, 1995 (sample loan agreement
                              under the Credit Facility Agreement).

    10.24    (VII)            Loan Agreement by and between Servico Ft. Pierce,  Inc. and Lehman Brothers  Holdings Inc.,
                              dated  April  29,  1996  (form  of  loan  agreement  executed  in  connection  with a total refinancing of $123,185,000 secured by 20 hotels).

    10.25    (VIII)           First Amendment to Stock  Acquisition and Standstill  Agreement  between Servico,  Inc. and
                              Pengo Securities Corp., dated April 26, 1996.

    10.26    (VIII)           First Amendment to Stock  Acquisition and Standstill  Agreement  between Servico,  Inc. and
                              Energy Management Corporation, dated as of April 26, 1996.

    11                        Statement Re: Computation of Per Share Earnings

    21                        Subsidiaries of the Company

    23                        Consent of Independent Certified Public Accountants

    27                        Financial Data Schedule



(I) This exhibit is incorporated by reference to exhibits to the Company's Form 10 Registration Statement filed June 17, 1992.

(II) This exhibit is incorporated by reference to exhibits to the Company's Form 10-K for the fiscal year ended June 30, 1992, filed September 21, 1992.

(III) This exhibit is incorporated by reference to exhibits to the Company's Form 10-K for the transition period from July 1, 1992 to December 31, 1992, filed March 24, 1993.

(IV) This exhibit is incorporated by reference to exhibits to the Company's Form 10-K for the year ended December 31, 1993, filed March 2, 1994.

(V) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, filed March 27, 1995.

(VI) This exhibit is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995, filed March 27, 1996.

(VII) This exhibit is incorporated by reference to the Company's Form 10-Q for the period ended March 31, 1996, filed May 10, 1996.

(VIII) This exhibit is incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1996, filed August 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                                SERVICO, INC.



                                                By: /s/David Buddemeyer
                                                    ---------------------------
                                                    David Buddemeyer, President
                                                    And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 26, 1997.

    Signature                                                     Title
    ---------                                                     -----
/s/ Warren M. Knight                                      Vice President-Finance and
----------------------------------                          Chief Financial and Principal
Warren M. Knight                                            Accounting Officer



/s/ John W. Adams                                         Chairman of the Board of Directors
----------------------------------
John W. Adams


/s/ David  Buddemeyer                                     President, Chief Executive Officer
----------------------------------                          and Director
David Buddemeyer


/s/ Joseph C. Calabro                                     Director
----------------------------------
Joseph C. Calabro


/s/ Howard M. Kahn                                        Director
----------------------------------
Howard M. Kahn


/s/ Peter R. Tyson                                        Director
----------------------------------
Peter R. Tyson


/s/ Richard H. Weiner                                     Director
----------------------------------
Richard H. Weiner
