Form 10-Q
period 1997-03-31
SERVICO INC
filed 1997-05-09
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 1-11342
                                               -------

                                  SERVICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                               65-0350241
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1601 Belvedere Road, West Palm Beach, FL                             33406
----------------------------------------                           ----------
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

                               Yes   X       No
                                   -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                            Outstanding as of May 7, 1997
-----                                            -----------------------------

Common                                                      9,396,405

                         SERVICO, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page No.
                                                                                                   --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996                                                3

               Condensed Consolidated Statements of
                  Income for the Three Months Ended
                  March 31, 1997 and 1996                                                             4

               Condensed Consolidated Statements of
                  Stockholders' Equity for the Three Months
                  Ended March 31, 1997 and for the Year
                  Ended December 31, 1996                                                             5

               Condensed Consolidated Statements of
                  Cash Flows for the Three Months Ended
                  March 31, 1997 and 1996                                                             6

               Notes to Condensed Consolidated Financial
                  Statements                                                                          7


Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                          9


Item 4.        Submission of Matters to a Vote of Security Holders                                   12


PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                                      13

SIGNATURES                                                                                           14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SERVICO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                             MARCH 31,     DECEMBER 31,
                                                               1997           1996
                                                             ---------     ------------
                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                 $ 19,235      $ 19,473
    Accounts receivable, net of allowances                      10,018         7,742
    Other current assets                                        11,409        10,765
                                                              --------      --------
Total current assets                                            40,662        37,980

Property and equipment, net                                    370,179       364,922
Investment in unconsolidated entities                              902           906
Other assets, net                                               33,427        35,978
                                                              --------      --------
                                                              $445,170      $439,786
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $  7,841      $  6,369
    Accrued liabilities                                         25,203        23,100
    Current portion of long-term obligations                    23,179        22,719
                                                              --------      --------
Total current liabilities                                       56,223        52,188

Long-term obligations, less current portion                    285,237       284,880
Deferred income taxes                                            8,405         8,353

Commitments and contingencies

Minority interests                                              19,990        19,627

Stockholders' equity:
    Common Stock, $.01 par value--25,000,000 shares
       authorized; 9,402,399 and 9,369,605 shares issued
       and outstanding at March 31, 1997 and
       December 31, 1996, respectively                              94            94
    Additional paid-in capital                                  55,403        55,136
    Retained earnings                                           19,818        19,508
                                                              --------      --------
Total stockholders' equity                                      75,315        74,738
                                                              --------      --------
                                                              $445,170      $439,786
                                                              ========      ========

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands, Except Share Data)
                                   (Unaudited)

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997           1996
                                                 ----           ----
Revenues:
   Rooms                                      $ 41,494       $ 35,097
   Food and beverage                            17,275         14,391
   Other                                         3,878          3,111
                                              --------       --------
                                                62,647         52,599

Operating expenses:
   Direct:
       Rooms                                    11,150          9,408
       Food and beverage                        13,603         11,252
   General and administrative                    2,203          2,560
   Depreciation and amortization                 5,399          4,026
   Other                                        21,611         18,611
                                              --------       --------
                                                53,966         45,857
                                              --------       --------

Income from operations                           8,681          6,742

Other income (expenses):
   Other income, net                               373          3,820
   Interest expense                             (8,024)        (6,001)
   Minority interests                             (513)          (835)
                                              --------       --------
Income before income taxes                         517          3,726
Provision for income taxes                         207          1,490
                                              --------       --------
Net income                                    $    310       $  2,236
                                              ========       ========
Income per common and common
   equivalent share:                          $    .03       $    .24
                                              ========       ========


SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In Thousands, Except Share Data)



                                                       COMMON STOCK       ADDITIONAL                  TOTAL
                                                    ------------------     PAID-IN     RETAINED   STOCKHOLDERS'
                                                    SHARES      AMOUNT     CAPITAL     EARNINGS     EQUITY
                                                    ------      ------     -------    ---------- --------------
Balance at December 31, 1995                       8,846,269      $88      $51,424      $11,308      $62,820
   401(k) Plan contribution                           25,536        1          465         --            466
   Exercise of stock options                         497,800        5        2,008         --          2,013
   Tax benefit from exercise of stock
     options                                            --         --        1,239         --          1,239
   Net income                                           --         --         --          8,200        8,200
                                                   ---------      ---      -------      -------      -------
Balance at December 31, 1996                       9,369,605       94       55,136       19,508       74,738
   401 (k) Plan contribution                           6,794       --          120         --            120
   Exercise of stock options                          26,000       --          147         --            147
   Net income                                           --         --         --            310          310
                                                   ---------      ---      -------      -------      -------
Balance at March 31, 1997                          9,402,399      $94      $55,403      $19,818      $75,315
                                                   =========      ===      =======      =======      =======



The data for the three months ended March 31, 1997, is unaudited.

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    1997            1996
                                                                    ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 10,082       $  6,254

INVESTING ACTIVITIES:
   Capital expenditures, net                                      (10,656)        (3,483)
   Acquisitions of property and equipment                            --          (17,241)
   Net deposits for capital expenditures                             --           (2,762)
   Net proceeds from litigation settlement                           --            3,915
   Decrease in investment in unconsolidated entities                    9            448
   Notes receivable issued                                           --           (1,200)
   Notes receivable issued to related parties                        --             (470)
   Other                                                              339            107
                                                                 --------       --------
   Net cash used in investing activities                          (10,308)       (20,686)
                                                                 --------       --------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                 14,763         30,299
   Net proceeds from issuance of common stock                         147          1,669
   Principal payments on long-term obligations                    (13,946)       (14,253)
   Payments of deferred loan costs                                   (826)          (862)
   (Distributions to) contributions from minority interests          (150)         2,705
                                                                 --------       --------
   Net cash (used in) provided by financing activities                (12)        19,558
                                                                 --------       --------

Net (decrease) increase in cash and cash equivalents                 (238)         5,126

Cash and cash equivalents at beginning of period                   19,473         11,401
                                                                 --------       --------
Cash and cash equivalents at end of period                       $ 19,235       $ 16,527
                                                                 ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest, net of amount capitalized                           $  6,422       $  5,417
                                                                 ========       ========
   Income taxes                                                  $     92       $    363
                                                                 ========       ========


SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 43 hotels) and partnerships (owning 13 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning one hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of three hotels which the Company managed for third party owners are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying condensed consolidated balance sheet at March 31, 1997 and the condensed consolidated statement of stockholders' equity for the three month period ended March 31, 1997, the condensed consolidated statements of income for the three months ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as
Exhibit 15.1 in Item 6.(a) of this Form 10-Q.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. DEFERRED COSTS

Deferred franchise, financing and other deferred costs are stated at cost, net of accumulated amortization of $5.5 million and $4.1 million at March 31, 1997 and December 31, 1996, respectively, which is computed using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.


4. EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per share is calculated based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the periods. Earnings per common share include the Company's outstanding stock options, if dilutive, and common stock contributed or to be contributed by the Company to its employee 401(k) Plan. Weighted average shares outstanding used for the computation of earnings per share was 9.9 million and 9.5 million for the 1997 and 1996 three month periods, respectively. Primary and fully diluted shares were the same for both periods.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share". Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1997 will have a significant impact on the Company's reported EPS.

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

The Company's growth strategy includes the acquisition of under-performing hotels and the implementation of the Company's operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require between 12 and 36 months before newly acquired hotels are repositioned and stabilized. During this period, the revenues and earnings of newly acquired hotels can be adversely affected and can impact consolidated RevPAR, Average Daily Rate, and occupancy rate performance as well as consolidated earnings. The Company purchased 11 hotels in 1995 (the "1995 Acquisitions") and 13 hotels during 1996 (the "1996 Acquisitions") and accordingly, the impact of such activities is material. In order to better illustrate underlying trends of the Company's core hotel base, the Company tracks the performance of both Stabilized and Reposition Hotels. The Stabilized Hotels include the hotels which were acquired by the Company through 1994 and which, based on management's determination, have achieved normalized operations. Reposition Hotels include the 1995 Acquisitions and the 1996 Acquisitions which are still the subject of management's continuing post-acquisition repositioning and renovating initiatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (THE "1996 QUARTER")

During the 1997 Quarter, the Company owned 56 hotels, managed 3 hotels for third party owners and had a minority investment in 1 hotel, compared with 46 hotels owned, 9 managed and minority investments in 3 hotels during the 1996 Quarter. Occupancy and average daily rate for owned hotels for the 1997 Quarter was 62.7% and $73.45, compared with 65.6% and $70.93 for the 1996 Quarter.

RevPAR for the Stabilized Hotels increased 5.1% during the 1997 Quarter to $49.15 from $46.77 during the 1996 Quarter. The occupancy level and average daily rate for the Stabilized Hotels during the 1997 Quarter was 65.3% and $75.21 respectively, compared with 64.9% and $72.08 respectively for the 1996 Quarter. The increase in occupancy and average daily rate for the Stabilized Hotels during the 1997 Quarter is attributable to successful yield management and marketing strategies as well as a general improvement in the hospitality industry.

Most of the 1995 Acquisitions were in various stages of repositioning and major renovations during the 1997 Quarter and as a result, occupancy for the 1995 Acquisitions during the 1997 Quarter was 69.6% as compared to 71.9% for the 1996 Quarter. The average daily rate for these hotels was $72.76 for the 1997 Quarter as compared to $70.42 for the 1996 Quarter and RevPAR was $50.64 for both the 1997 and 1996 Quarters. RevPAR for the 1996 Acquisitions was $35.04 during the 1997 Quarter. The occupancy level and average daily rate for the 1996 Acquisitions during the 1997 Quarter was 51.4% and $68.17, respectively. These performance measures are not comparable to the 1996 Quarter as most of the 1996 Acquisitions were made subsequent to March 31, 1996. The Company is implementing new marketing strategies and operational improvements at both the 1995 Acquisitions and the 1996 Acquisitions. In addition, the Company is currently negotiating to obtain certain new franchise affiliations and expects to complete significant renovations at many of these hotels during 1997.

Revenues for the Company were $62.6 million for the 1997 Quarter, a 19.0% increase over revenues of $52.6 million for the 1996 Quarter. Of this $10 million increase in revenues, approximately $9 million was attributable to the Reposition Hotels, primarily the 1996 Acquisitions.

Direct operating expenses for the Company were $24.8 million for the 1997 Quarter and $20.7 million for the 1996 Quarter. This increase was fully attributable to the Reposition Hotels. The direct operating expenses for the Stabilized Hotels were $16.4 million (41.9% of related direct revenues) for the 1997 Quarter as compared to $16.9 million (43.6% of related direct revenues) for the 1996 Quarter. This decrease was a result of continued cost control measures implemented by management. Other operating expenses for the Company were $21.6 million for the 1997 Quarter and $18.6 million for the 1996 Quarter. This increase was also attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $5.4 million for the 1997 Quarter and $4 million for the 1996 Quarter. Included in this $1.4 million increase is $1 million associated with the Reposition Hotels and the remaining increase related to equipment purchases and improvements made at the Stabilized Hotels.

As a result of the above, income from operations was $8.7 million for the 1997 Quarter as compared to $6.7 million for the 1996 Quarter. Included in the 1996 Quarter was a non-recurring charge of $.8 million relating to the resignation of the Company's former Chief Executive Officer.

Interest expense, net of interest income, was $7.7 million for the 1997 Quarter, a $1.9 million increase over the $5.8 million for the 1996 Quarter. Included in this $1.9 million increase was $1 million associated with the amortization of certain non-cash deferred loan costs relating to a $123.2 million refinancing completed in April 1996, with the balance primarily relating to borrowings associated with the 1996 Acquisitions.

Included in other income for the 1996 Quarter was a non-recurring $3.6 million net settlement of a lawsuit received by the Company in March 1996.

After a provision for income taxes of $.2 million for the 1997 Quarter and $1.5 million for the 1996 Quarter, the Company had net income of $.3 million ($.03 per share) for the 1997 Quarter and $2.2 million ($.24 per share) for the 1996 Quarter. Without consideration of the non-recurring items discussed above, the Company had recurring income of $.3 million for the 1997 Quarter ($.03 per share) and $.6 million for the 1996 Quarter ($.06 per share).

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1997 Quarter of $14.2 million, a 21.4% increase over the $11.7 million for the 1996 Quarter. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1997 Quarter was $10 million.

At March 31, 1997, the Company had a working capital deficit of $15.6 million as compared to a working capital deficit of $14.2 million at December 31, 1996. Included in the working capital deficit for both periods was $15.3 million of mortgage notes payable which mature within twelve months. The Company expects to refinance these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities was .7:1 at March 31, 1997 and December 31, 1996 (1:1 for both periods without consideration of the mortgages due in 1997).

At March 31, 1997, the Company's long-term obligations were $285.2 million compared with $284.9 million at December 31, 1996.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Further, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of March 31, 1997, has approximately $11.4 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $17.2 million, of which approximately $13.9 million is expected to be spent during the remainder of 1997, and the balance expected to be spent during the 1998-1999 time period.

The Company may require additional financing to continue its growth strategy. There is no assurance that such financing will be available in amounts required or on terms satisfactory to the Company and the Company does not currently have any lines of credit. The Company's financial position may, in the future, be strengthened through the generation of revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which express "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the operation and acquisition of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 6, 1997. At the annual meeting, the Company's shareholders elected two directors and approved a proposal to amend the Company's stock option plan, to increase the number of shares issuable pursuant to the plan from 1,425,000 to 1,675,000.

The number of votes cast for, against or withheld for each nominee for director were as follows:

     Director                 For          Against              Withheld
     --------                 ---          -------              --------
John W. Adams              7,427,882          -                  286,982
Joseph C. Calabro          7,450,104          -                  264,760


The votes cast for and against the proposal relating to the Company's stock option plan, as well as the number of abstentions relating to such proposal, were as follows:

                           FOR                 6,808,021
                       AGAINST                   710,232
                       ABSTAIN                   196,611

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

                  27           Financial Data Schedule (for SEC use only).

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the Quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SERVICO, INC.
                                             Registrant


DATE:  May 9, 1997                           /s/ David Buddemeyer
                                             -----------------------
                                             David Buddemeyer
                                             President and
                                             Chief Executive Officer



DATE:  May 9, 1997                           /s/ Warren M. Knight
                                             -----------------------
                                             Warren M. Knight
                                             Vice President-Finance and
                                             Chief Financial Officer