Form 10-Q
period 1997-06-30
SERVICO INC
filed 1997-08-14
CIK 89121

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended June 30, 1997

                                     OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             ---------  ----------

                         Commission File No. 1-11342
                                             -------

                                SERVICO, INC.
           (Exact name of registrant as specified in its charter)


                          Florida                                    65-0350241
--------------------------------------------------------------    ----------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer
                                                                 Identification No.)

1601 Belvedere Road, West Palm Beach, FL                             33406
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


     (Registrant's telephone number, including area code)  (561) 689-9970
                                                           --------------

(Former name, former address and former fiscal year, if changed since last report)      Not applicable
                                                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                   No
                          ------                     ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     Yes     X                   No
                          ------                     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                   Outstanding as of August 12, 1997
     -----                   ---------------------------------
     Common                             20,868,405

                        SERVICO, INC. AND SUBSIDIARIES
             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     Page No.

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:


              Condensed Consolidated Balance Sheets as of
                    June 30, 1997 and December 31, 1996                                                   3

              Condensed Consolidated Statements of
                    Income for the Three and Six Months Ended
                    June 30, 1997 and 1996                                                                4

              Condensed Consolidated Statements of
                    Stockholders' Equity for the Six Months
                    Ended June 30, 1997 and for the Year
                    Ended December 31, 1996                                                               5

              Condensed Consolidated Statements of
                    Cash Flows for the Six Months Ended
                    June 30, 1997 and 1996                                                                6

              Notes to Condensed Consolidated Financial
                    Statements                                                                            7

Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                                           10

PART II.      OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                               17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        SERVICO, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Data)


                                                      JUNE 30,            DECEMBER 31,
                                                       1997                   1996
                                                       ----                   ----
                                                   (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                     $    24,765            $    19,473
     Accounts receivable, net of allowances              9,941                  7,742
     Other current assets                                9,518                 10,765
                                                   -----------            -----------
Total current assets                                    44,224                 37,980


Property and equipment, net                            386,813                364,922
Other assets, net                                       26,899                 36,884
                                                   -----------            -----------
                                                   $   457,936            $   439,786
                                                   ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $     7,409            $     6,369
     Accrued liabilities                                23,411                 23,100
     Current portion of long-term obligations            5,866                 22,719
                                                   -----------            -----------
Total current liabilities                               36,686                 52,188

Long-term obligations, less current portion            183,021                284,880
Deferred income taxes                                    8,223                  8,353

Commitments and contingencies

Minority interests                                      19,032                 19,627

Stockholders' equity:
     Common Stock, $.01 par value--25,000,000
        shares authorized; 19,422,392 shares and
        9,369,605 shares issued and outstanding            195                     94
     Additional paid-in capital                        190,570                 55,136
     Retained earnings                                  20,209                 19,508
                                                   -----------            -----------
Total stockholders' equity                             210,974                 74,738
                                                   -----------            -----------
                                                   $   457,936            $   439,786
                                                   ===========            ===========


See accompanying notes.

                        SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)


                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                               ----------------------    ----------------------
                                                   1997         1996        1997          1996
                                                   ----         ----        ----          ----
Revenues:
   Rooms                                       $  46,499    $  41,201    $  87,993    $  76,298
   Food and beverage                              20,401       18,346       37,676       32,737
   Other                                           4,276        3,753        8,154        6,864
                                               ---------    ---------    ---------    ---------
                                                  71,176       63,300      133,823      115,899
                                               ---------    ---------    ---------    ---------

Operating expenses:
   Direct:
       Rooms                                      12,238       10,994       23,388       20,402
       Food and beverage                          15,180       13,740       28,783       24,992
   General and administrative                      2,089        2,316        4,292        4,876
   Depreciation and amortization                   5,500        4,454       10,899        8,480
   Other                                          21,242       19,026       42,854       37,638
                                               ---------    ---------    ---------    ---------
                                                  56,249       50,530      110,216       96,388
                                               ---------    ---------    ---------    ---------
Income from operations                            14,927       12,770       23,607       19,511

Other income (expenses):
   Other income                                      298          558          671          763
   Gain on litigation settlement                      --           --           --        3,615
   Interest expense                               (8,177)      (7,154)     (16,202)     (13,155)
   Minority interests                               (143)        (756)        (656)      (1,591)
                                               ---------    ---------    ---------    ---------

Income before income taxes
   and extraordinary item                          6,905        5,418        7,420        9,143
Provision for income taxes                         2,762        2,168        2,968        3,657
                                               ---------    ---------    ---------    ---------
Income before extraordinary item                   4,143        3,250        4,452        5,486
Extraordinary item:
   Loss on early extinguishment of debt,
       net of income taxes of $2,500 in 1997
       and $134 in 1996                           (3,751)        (202)      (3,751)        (202)
                                               ---------    ---------    ---------    ---------
Net income                                     $     392    $   3,048    $     701    $   5,284
                                               =========    =========    =========    =========
Earnings per common and common
equivalent share:
       Income before extraordinary item        $     .42    $     .33    $     .45    $     .57
       Extraordinary item                           (.38)        (.02)        (.38)        (.02)
                                               ---------    ---------    ---------    ---------
       Net income                              $     .04    $     .31    $     .07    $     .55
                                               =========    =========    =========    =========

Weighted average shares outstanding                9,953        9,816        9,944        9,668
                                               =========    =========    =========    =========

See accompanying notes.

                        SERVICO, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In Thousands, Except Share Data)


                                                COMMON STOCK          ADDITIONAL                      TOTAL
                                         -------------------------     PAID-IN        RETAINED    STOCKHOLDERS'
                                            SHARES        AMOUNT       CAPITAL        EARNINGS       EQUITY
                                         ----------    -----------   -----------    -----------   -----------
Balance at December 31, 1995              8,846,269    $        88   $    51,424    $    11,308   $    62,820
   401(k) Plan contribution                  25,536              1           465             --           466
   Exercise of stock options                497,800              5         2,008             --         2,013
   Tax benefit from exercise of stock
     options                                     --             --         1,239             --         1,239
   Net income                                    --             --            --          8,200         8,200
                                         ----------    -----------   -----------    -----------   -----------
Balance at December 31, 1996              9,369,605             94        55,136         19,508        74,738
   401(k) Plan contribution                  53,987              1           244             --           245
   Exercise of stock options                 30,000             --           178             --           178
   Issuance of common stock              10,000,000            100       135,550             --       135,650
   Purchase of treasury stock               (31,200)            --          (538)            --          (538)
   Net income                                    --             --            --            701           701
                                         ----------    -----------   -----------    -----------   -----------
Balance at June 30, 1997                 19,422,392    $       195   $   190,570    $    20,209   $   210,974
                                         ==========    ===========   ===========    ===========   ===========


The data for the six months ended June 30, 1997, is unaudited.

See accompanying notes.

                        SERVICO, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                 1997          1996
                                                                 ----          ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  21,747    $  14,047
INVESTING ACTIVITIES:
   Capital expenditures, net                                    (23,456)     (10,400)
   Acquisitions of property and equipment                        (8,842)     (40,794)
   Net deposits for capital expenditures                         (1,274)      (3,417)
   Payments on notes receivable from related parties                470          220
   Decrease investment in unconsolidated entities                     9        2,146
   Net proceeds from litigation settlements                          --        3,615
   Notes receivable issued to related parties                        --       (1,670)
   Other                                                             --          559
                                                              ---------    ---------
   Net cash used in investing activities                        (33,093)     (49,741)
                                                              ---------    ---------

FINANCING ACTIVITIES:
   Principal payments on long-term obligations                 (156,602)    (104,207)
   (Distributions to) contributions from minority interests      (1,250)       5,378
   Payments of deferred loan costs                               (1,154)     (12,944)
   Net proceeds from issuance of common stock                   135,290        1,770
   Proceeds from issuance of long-term obligations               40,354      167,235
                                                              ---------    ---------
   Net cash provided by financing activities                     16,638       57,232
                                                              ---------    ---------

Net increase in cash and cash equivalents                         5,292       21,538
Cash and cash equivalents at beginning of period                 19,473       11,401
                                                              ---------    ---------

Cash and cash equivalents at end of period                    $  24,765    $  32,939
                                                              =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest, net of amount capitalized                        $  13,950    $  10,678
                                                              =========    =========

   Income taxes paid, net of refunds                          $     437    $   2,402
                                                              =========    =========

See accompanying notes.

                        SERVICO, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 48 hotels) and partnerships (owning 9 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning one hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of two hotels which the Company manages for third party owners are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the three and six months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying condensed consolidated balance sheet at June 30, 1997 and the condensed consolidated statement of stockholders' equity for the six month period ended June 30, 1997, the condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as Exhibit 15.1 in Item 6. (a) of this Form 10-Q.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.   DEFERRED COSTS

Deferred franchise, financing and other deferred costs are stated at cost, net of accumulated amortization of $1.9 million and $4.1 million at June 30, 1997, and December 31, 1996, respectively, which is computed using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3.   LONG TERM DEBT

During the three months ended June 30, 1997, the Company refinanced approximately $31.5 million of long term debt secured by six of its hotels. In addition, the Company repaid, prior to maturity, approximately $128 million of long term debt on 21 other hotels. The repayment of the debt was funded with the proceeds from the sale of common stock as more fully discussed in Note 5 below. As a result of the refinancings and repayment of debt, the Company has no long term debt maturing during the next 12 months and the Company's remaining debt is substantially fixed rate debt bearing interest at a rate of approximately 10%.

4.   COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.

5.   ISSUANCE OF COMMON STOCK

In June 1997 Servico completed a secondary offering of 10 million shares of common stock at $14.50 per share. An additional 1.5 million shares were issued in July 1997 upon exercise by the underwriter of the over allotment option. These stock sales resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.3 million and as additional working capital.

6.   EXTRAORDINARY ITEM

As a result of the early extinguishment of debt as discussed in Note 3 above, the Company wrote off approximately $6.2 million in unamortized deferred loan costs. This transaction was recorded in June, as an extraordinary loss of $3.8 million, net of approximately $2.5 million in taxes.

7.   EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires companies with complex capital structures that have publicly-held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share". Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1997 will have a significant impact on the Company's reported EPS.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In evaluating hotel performance and hotel property values, the Company considers earnings before interest, taxes, depreciation and amortization ("EBITDA"), occupancy levels, average daily rate and revenue per available room ("RevPAR"). In addition to revenues generated by its guest rooms, food and beverage revenues at the Company's full service hotels, although not reflected in RevPAR, contribute significantly to the Company's EBITDA. These performance measures are impacted by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area, the level of renovation activity and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (September through February) which may result in lower revenues, EBITDA, net income and less cash flow during these months.

The Company's growth strategy includes the acquisition of under-performing hotels and the implementation of the Company's operational initiatives as well as repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require between 12 and 36 months before newly acquired hotels are repositioned and stabilized (the "Reposition Hotels" and the "Stabilized Hotels"). During this period, the revenues and earnings of newly acquired hotels may be adversely affected and may negatively impact consolidated EBITDA, RevPAR, average daily rate, and occupancy rate performance as well as consolidated earnings. The Company purchased 25 hotels during the period from January 1995 through June 30, 1997 and, accordingly, the impact of such activities is material. In order to better illustrate underlying trends of the Company's hotels, the Company tracks the performance of both Stabilized and Reposition Hotels. The Stabilized Hotels include the hotels which were acquired by the Company through 1994 and certain hotels acquired since January 1, 1995 which, based on management's determination, have achieved normalized operations. Reposition Hotels include the 1995, 1996 and 1997 acquired hotels which are still the subject of management's continuing post-acquisition repositioning and renovating initiatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 QUARTER")
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (THE "1996 QUARTER")

During the 1997 Quarter, the Company owned 57 hotels, managed 2 hotels for third party owners and had a minority investment in 1 hotel, compared with 50 hotels owned, 9 managed and 1 minority investment during the 1996 Quarter. The Company generated EBITDA of $20.5 million ($5.2 million from food and beverage operations) for the 1997 Quarter, an 18.3% increase over the $17.4 million ($4.6 million from food and beverage operations) for the 1996 Quarter. Occupancy and average daily rate for owned hotels for the 1997 Quarter was 70.3% and $73.04, respectively, compared with 72.3% and $70.93, respectively, for the 1996 Quarter.

Revenues for the 1997 Quarter were $71.2 million, a 12.4% increase over revenues of $63.3 million for the 1996 Quarter. Of this $7.9 million increase in revenues, approximately $5.2 million was attributable to the Reposition Hotels, of which approximately $3.7 million was attributable to the hotels acquired subsequent to June 30, 1996.

Direct operating expenses for the Company were $27.4 million for the 1997 Quarter and $24.7 million for the 1996 Quarter. Of this $2.7 million increase, approximately $2.5 million was attributable to the Reposition Hotels, of which approximately $1.7 million related to hotels acquired subsequent to June 30, 1996. Other operating expenses before depreciation and amortization were $23.3 million for the 1997 Quarter compared to $21.3 million for the 1996 Quarter. This increase is primarily attributable to the hotels acquired subsequent to June 30, 1996. Depreciation and amortization expense for the Company was $5.5 million for the 1997 Quarter and $4.5 million for the 1996 Quarter. Included in this $1 million increase is $.5 million associated with the improvements made at the Stabilized Hotels and the remaining balance is primarily associated with the hotels acquired subsequent to June 30, 1996.

As a result of the above, income from operations was $14.9 million for the 1997 Quarter as compared to $12.8 million for the 1996 Quarter.

Interest expense, net of interest income, was $7.9 million for the 1997 Quarter, a $1.3 million increase over the $6.6 incurred million for the 1996 Quarter. Of this $1.3 million increase, approximately $.7 million was attributable to the Reposition Hotels, of which approximately $.5 million was related to the hotels acquired subsequent to June 30, 1996.

During the 1997 Quarter, the Company repaid, prior to maturity, approximately $128 million in debt and, as a result, recorded as an extraordinary item a loss on early extinguishment of debt of approximately $3.8 million (net of income taxes of $2.5 million) relating to the write-off of unamortized loan costs associated with the debt.

After a provision for income taxes of $2.8 million for the 1997 Quarter and $2.2 million for the 1996 Quarter, the Company had income before extraordinary item of $4.1 million ($.42 per share) for the 1997 Quarter and $3.3 million ($.33 per share) for the 1996 Quarter.

Thirty-two of the Company's hotels acquired through 1994, six hotels acquired in 1995 and four hotels acquired in 1996 have achieved normalized operations based on management's determination and comprise the Stablized Hotels. RevPAR for the Stablized Hotels increased 4.9% on a 5% increase in revenues during the 1997 Quarter. Four of the hotels acquired in 1995, ten of the hotels acquired in 1996 and one hotel acquired in 1997 were in various stages of repositioning and renovation during the 1997 Quarter and comprise the Reposition Hotels. As a result of the ongoing renovations at the Reposition Hotels, occupancy and average daily rate were substantially below the Stablized Hotels. Consistent with its strategy, the Company is in the process of implementing new marketing strategies and operational improvements at the Reposition Hotels. In addition, the

Company is currently negotiating to obtain certain new franchise affiliations for selected Reposition Hotels and expects to complete significant renovations at the Reposition Hotels during the next 12 to 36 months. The following table summarizes certain operating data for the Company's hotels for the three months ended June 30, 1997 and 1996:

                              June 30, 1997               June 30, 1996
                    ------------------------------------- -------------
                                         Average
                    Number of             Daily
                      Hotels  Occupancy   Rate     RevPAR   RevPAR
                    -------------------------------------   ------
Pre 1995 Hotels        32      73.6%     $75.57   $55.62    $53.49
1995 Acquisitions:
   Stabilized           6      74.0%     $71.43   $52.86    $49.40
   Reposition           4      73.3%     $59.29   $43.46    $45.53
1996 Acquisitions:
   Stabilized           4      64.8%     $76.41   $39.51    $43.45
   Reposition          10      53.6%     $62.79   $33.66       *
1997 Acquisitions:
   Reposition           1      65.6%     $66.59   $43.68       *

Total Stabilized       42      72.5%     $75.16   $54.49    $51.93
Total Reposition       15      60.1%     $61.69   $37.08    $43.32
                       --
Total Company          57      70.3%     $73.04   $51.35    $51.28
                       ==

*Hotels not comparable in prior year

SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD")
AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (THE"1996 PERIOD")

During the 1997 Period, the Company owned 57 hotels, managed 3 hotels for third party owners and had a minority investment in 1 hotel, compared with 50 hotels owned, 9 managed and 1 minority investment during the 1996 Period. The Company generated EBITDA of $34.7 million ($8.9 million from food and beverage operations) for the 1997 Period, a 19.6% increase over the $29 million ($7.7 million from food and beverage operations) for the 1996 Period. Occupancy and average daily rate for owned hotels for the 1997 Period was 66.5% and $73.23, compared with 69% and $70.93 for the 1996 Period.

Revenues for the 1997 Period were $133.8 million, a 15.5% increase over revenues of $115.9 million for the 1996 Period. Of this $17.9 million increase in revenues, approximately $14.1 million was attributable to the Reposition Hotels, of which approximately $8.2 million was attributable to the hotels acquired subsequent to June 30, 1996.

Direct operating expenses for the Company were $52.2 million for the 1997 Period and $45.4 million for the 1996 Period. This $6.8 million increase was attributable to the Reposition Hotels, of which $3.4 million related to hotels acquired subsequent to June 30, 1996. Other operating expenses before depreciation and amortization were $47.1 million for the 1997 Period compared to $42.5 million for the 1996 Period. Included in the 1996 other operating expenses was $.8 million related to a severance agreement with the Company's former chief executive officer. Of this $5.4 million increase, approximately $4.3 million was attributable to the Reposition Hotels, of which approximately $3.3 million related to the hotels acquired subsequent to June 30, 1996. Depreciation and amortization expense for the Company was $10.9 million for the 1997 Period and $8.5 million for the 1996 Period. Of this $2.4 million increase approximately $1.6 million was associated with the Reposition Hotels, of which approximately $.6 million was attributable to the hotels acquired subsequent to June 30, 1996.

As a result of the above, recurring income from operations was $23.6 million for the 1997 Period as compared to $20.4 million for the 1996 Period.

Interest expense, net of interest income, was $15.5 million for the 1997 Period, a $3 million increase over the $12.5 million for the 1996 Period. Of this increase, approximately $1.9 million was attributable to the Reposition Hotels, of which approximately $1 million related to the hotels acquired subsequent to June 30, 1996.

Included in other income for the 1996 Period was a non-recurring $3.6 million net settlement of a law suit received by the Company in March 1996.

During the 1997 Period, the Company repaid, prior to maturity, approximately $128 million in debt and, as a result, recorded as an extraordinary item a loss on early extinguishment of debt of approximately $3.8 million (net of income taxes of $2.5 million) relating to the write-off of unamortized loan costs associated with the debt.

After a provision for income taxes of $3 million for the 1997 Period and $3.7 million for the 1996 Period, the Company had income before extraordinary item of $4.5 million ($.45 per share) for the 1997 Period and $5.5 million ($.57 per share) for the 1996 Period. Without consideration of the non-recurring items in 1996 discussed above, the Company had recurring net income of $4.5 million ($.45 per share) for the 1997 Period and $3.8 million ($.40 per share) for the 1996 Period.

Thirty-two of the Company's hotels acquired through 1994, six hotels acquired in 1995 and four hotels acquired in 1996 have achieved normalized operations based on management's determination and comprise the Stablized Hotels. RevPAR for the Stablized Hotels increased 5.2% on a 3.8% increase in revenues during the 1997 Period. Four of the hotels acquired in 1995, ten of the hotels acquired in 1996 and one hotel acquired in 1997 were in various stages of repositioning and renovation during the 1997 Period and comprise the Reposition Hotels. As a result of the ongoing renovations at the Reposition Hotels, occupancy and average daily rate are substantially below the Stablized Hotels. Consistent with its strategy, the Company is in the process of implementing new marketing strategies and operational improvements at the Reposition Hotels. In addition, the Company is currently negotiating to obtain certain new franchise affiliations for selected Reposition Hotels and expects to complete significant renovations at the Reposition Hotels during the next 12 to 36 months.

The following table summarizes certain operating data for the Company's hotels for the six months ended June 30, 1997 and 1996:

                                       June 30, 1997                          June 30, 1996
                     -----------------------------------------------------    -------------
                                                     Average
                     Number of                        Daily
                      Hotels         Occupancy         Rate         RevPAR        RevPAR
                     -----------------------------------------------------     ----------
Pre 1995 Hotels         32             69.5%         $75.40         $52.40        $50.17
1995 Acquisitions:
    Stabilized           6             74.0%         $71.43         $52.86        $49.40
    Reposition           4             70.6%         $68.97         $48.69        $49.37
1996 Acquisitions:
    Stabilized           4             64.8%         $76.41         $49.51        $43.45
    Reposition          10             52.1%         $66.30         $34.54           *
1997 Acquisitions:
    Reposition           1             65.6%         $66.59         $43.68           *


Total Stabilized        42             69.5%         $75.18         $52.25        $49.68
Total Reposition        15             59.0%         $67.46         $39.80        $45.21
                        --
Total Company           57             66.5%         $73.23         $48.70        $48.94
                        ==

*Hotels not comparable in prior year

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1997 Period of $34.7 million, a 19.6% increase over the $29 million for the 1996 Period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1997 Period was $21.7 million as compared to $14 million for the 1996 Period.

At June 30, 1997, the Company had working capital of $7.5 million as compared to a working capital deficit of $14.2 million at December 31, 1996. Included in the working capital deficit for 1996 was $15.3 million of mortgage notes payable which mature within twelve months. The Company has refinanced these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities was 1.2:1 at June 30, 1997 and .7:1 at December 31, 1996 (1:1 at December 1996 without consideration of the mortgages due in 1997).

At June 30, 1997, the Company's long-term obligations were $183 million compared with $284.9 million at December 31, 1996.

In June 1997 Servico completed a secondary offering of 10 million shares of common stock at $14.50 per share. An additional 1.5 million shares were issued in July 1997 upon exercise by the underwriter of the over allotment option. These stock sales resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.3 million and as additional working capital.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of June 30, 1997, has approximately $13.6 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $16 million, of which approximately $13.2 million is expected to be spent during the remainder of 1997, and the balance is expected to be spent during the 1998-1999 time period.

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

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which express "belief ", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the operation and acquisition of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward- looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits

              10 Employment agreement between Karyn Marasco and the Company, dated May 2, 1997.

              11          Statement re: computation of per share earnings.

              15.1        Independent Accountants' Review Report.

              15.2 Letter from independent certified public accountants relating to unaudited interim financial information.

              27          Financial Data Schedule (for SEC use only).

    (b)       Reports on Form 8-K

              No reports on Form 8-K were filed during the Quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SERVICO, INC.
                                                 Registrant

DATE: August 14, 1997                            /s/ David Buddemeyer
                                                 -------------------------------
                                                 David Buddemeyer
                                                 President  and
                                                 Chief Executive Officer




DATE: August 14, 1997                            /s/ Warren M. Knight
                                                 -------------------------------
                                                 Warren M. Knight
                                                 Vice President-Finance and
                                                 Chief Financial Officer