Form 10-Q
period 1997-09-30
SERVICO INC
filed 1997-11-13
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


                       Commission File No.   1-11342
                                           -----------


                                  SERVICO, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                              65-0350241
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1601 Belvedere Road, West Palm Beach, FL                          33406
-----------------------------------------                      ----------
(Address of principal executive offices)                        (Zip Code)


 (Registrant's telephone number, including area code)    (561) 689-9970
                                                         --------------

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                             Yes  X     No
                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                                Outstanding as of November 10, 1997
   -----                                -----------------------------------
   Common                                             20,945,995

                         SERVICO, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page No.
                                                                                               --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996                                            3

               Condensed Consolidated Statements of
                  Income for the Three and Nine Months Ended
                  September 30, 1997 and 1996                                                         4

               Condensed Consolidated Statements of
                  Stockholders' Equity for the Nine Months
                  Ended September 30, 1997 and for the Year
                  Ended December 31, 1996                                                             5

               Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  September 30, 1997 and 1996                                                         6

               Notes to Condensed Consolidated Financial
                  Statements                                                                          7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                         10

PART II.       OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                   16

SIGNATURES                                                                                           17



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         SERVICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       SEPTEMBER 30,        DECEMBER 31,
                                                           1997                 1996
                                                       -------------        ------------
                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                            $ 38,142          $ 19,473
     Accounts receivable, net of allowances                 10,851             7,742
     Other current assets                                   13,701            10,765
                                                          --------          --------
Total current assets                                        62,694            37,980

Property and equipment, net                                432,517           364,922
Other assets, net                                           25,837            36,884
                                                          --------          --------
                                                          $521,048          $439,786
                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $  7,202          $  6,369
     Accrued liabilities                                    26,629            23,100
     Current portion of long-term obligations                5,928            22,719
                                                          --------          --------
Total current liabilities                                   39,759            52,188

Long-term obligations, less current portion                222,096           284,880
Deferred income taxes                                        9,048             8,353

Commitments and contingencies

Minority interests                                          13,742            19,627

Stockholders' equity:
     Common Stock, $.01 par value--25,000,000
        shares authorized; 20,911,677 shares and
        9,369,605 shares issued and outstanding                209                94
     Additional paid-in capital                            211,029            55,136
     Retained earnings                                      25,165            19,508
                                                          --------          --------
Total stockholders' equity                                 236,403            74,738
                                                          --------          --------
                                                          $521,048          $439,786
                                                          ========          ========




SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                      -------------------------       -------------------------
                                                         1997            1996            1997             1996
                                                      ---------       ---------       ---------       ---------
Revenues:
   Rooms                                              $  46,193       $  42,052       $ 134,186       $ 118,350
   Food and beverage                                     18,279          15,968          55,955          48,705
   Other                                                  4,119           3,483          12,273          10,347
                                                      ---------       ---------       ---------       ---------
                                                         68,591          61,503         202,414         177,402
                                                      ---------       ---------       ---------       ---------
Operating expenses:
   Direct:
       Rooms                                             12,593          11,946          35,981          32,347
       Food and beverage                                 14,165          13,069          42,948          38,062
   General and administrative                             2,306           2,116           6,598           6,992
   Depreciation and amortization                          5,764           4,917          16,663          13,397
   Other                                                 21,428          19,271          64,282          56,909
                                                      ---------       ---------       ---------       ---------
                                                         56,256          51,319         166,472         147,707
                                                      ---------       ---------       ---------       ---------
Income from operations                                   12,335          10,184          35,942          29,695

Other income (expenses):
   Other income, net                                        534             500           1,206           1,263
   Gain on litigation settlement                             --              --              --           3,615
   Interest expense                                      (4,360)         (8,247)        (20,562)        (21,402)
   Minority interests                                      (252)           (162)           (908)         (1,753)
                                                      ---------       ---------       ---------       ---------
Income before income taxes
   and extraordinary item                                 8,257           2,275          15,678          11,418
Provision for income taxes                                3,302             909           6,270           4,566
                                                      ---------       ---------       ---------       ---------
Income before extraordinary item                          4,955           1,366           9,408           6,852
Extraordinary item:
   Loss on early extinguishment of debt,
       net of income tax benefit of $2,500
       in 1997 and $134 in 1996                              --              --          (3,751)           (202)
                                                      ---------       ---------       ---------       ---------
Net income                                            $   4,955       $   1,366       $   5,657       $   6,650
                                                      =========       =========       =========       =========

Earnings per common and common equivalent share:

       Income before extraordinary item               $     .23       $     .14       $     .69       $     .70
       Extraordinary item                                    --              --            (.27)           (.02)
                                                      ---------       ---------       ---------       ---------
       Net income                                     $     .23       $     .14       $     .42       $     .68
                                                      =========       =========       =========       =========
Weighted average shares outstanding                      21,137           9,847          13,702           9,728
                                                      =========       =========       =========       =========



SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    COMMON STOCK               ADDITIONAL                           TOTAL
                                           -----------------------------        PAID-IN           RETAINED      STOCKHOLDERS'
                                              SHARES            AMOUNT          CAPITAL           EARNINGS          EQUITY
                                           -----------       -----------      -----------       -----------     -------------
Balance at December 31, 1995                 8,846,269       $        88      $    51,424       $    11,308      $    62,820
   401(k) Plan contribution                     25,536                 1              465                --              466
   Exercise of stock options                   497,800                 5            2,008                --            2,013
   Tax benefit from exercise of stock
     options                                        --                --            1,239                --            1,239
   Net income                                       --                --               --             8,200            8,200
                                           -----------       -----------      -----------       -----------      -----------
Balance at December 31, 1996                 9,369,605                94           55,136            19,508           74,738
   401(k) Plan contribution                     43,172                --              167                --              167
   Exercise of stock options                    30,100                --              179                --              179
   Issuance of common stock                 11,500,000               115          156,085                --          156,200
   Purchase of common stock                    (31,200)               --             (538)               --             (538)
   Net income                                       --                --               --             5,657            5,657
                                           -----------       -----------      -----------       -----------      -----------
Balance at September 30, 1997               20,911,677       $       209      $   211,029       $    25,165      $   236,403
                                           ===========       ===========      ===========       ===========      ===========




The data for the nine months ended September 30, 1997 is unaudited.


SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  1997              1996
                                                              ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  32,407       $  21,494

INVESTING ACTIVITIES:
   Capital expenditures, net                                       (59,797)        (18,514)
   Acquisitions of property and equipment                          (23,857)        (64,407)
   Net deposits for capital expenditures                              (669)         (8,338)
   Payments on notes receivable from related parties                   470             320
   Decrease in investment in unconsolidated entities                    17           2,172
   Net proceeds from litigation settlement                              --           3,868
   Notes receivable issued to related parties                           --          (1,670)
   Other                                                                --             560
                                                                 ---------       ---------
   Net cash used in investing activities                           (83,836)        (86,009)
                                                                 ---------       ---------

FINANCING ACTIVITIES:

   Principal payments on long-term obligations                    (158,121)        (89,437)
   (Distributions to) contributions from minority interests         (6,792)          5,228
   Payments of deferred loan costs                                  (1,839)         (5,865)
   Net proceeds from issuance of common stock                      155,841           2,838

   Proceeds from issuance of long-term obligations                  81,009         160,707
                                                                 ---------       ---------
   Net cash provided by financing activities                        70,098          73,471
                                                                 ---------       ---------
Net increase in cash and cash equivalents                           18,669           8,956

Cash and cash equivalents at beginning of period                    19,473          11,401
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $  38,142       $  20,357
                                                                 =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest, net of amount capitalized                           $  17,739       $  16,839
                                                                 =========       =========
   Income taxes paid, net of refunds                             $    (513)      $   2,762
                                                                 =========       =========


SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 49 hotels) and partnerships (owning 9 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of two hotels which the Company manages for third party owners are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three and nine months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The accompanying condensed consolidated balance sheet at September 30, 1997 and the condensed consolidated statement of stockholders' equity for the nine month period ended September 30, 1997, the condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been reviewed in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, Independent Certified Public Accountants, whose review report, with respect thereto, is filed as Exhibit 15.1 in Item 6. (a) of this Form 10-Q.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2.   DEFERRED COSTS

Deferred franchise, financing and other deferred costs are stated at cost, net of accumulated amortization of $2.1 million and $4.1 million at September 30, 1997 and December 31, 1996, respectively, which is computed using the straight-line method over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3.   LONG-TERM OBLIGATIONS

During the nine months ended September 30, 1997, the Company repaid, prior to maturity, approximately $128 million of long-term debt on 21 hotels. The repayment of the debt was funded with the proceeds from the sale of common stock as more fully discussed in Note 5 below. In addition, the Company generated approximately $34.4 million of proceeds from the refinancing of 14 of its hotels and issued approximately $20.3 million in new debt relating to the acquisition of two hotels. As a result of the refinancings and repayment of debt, the Company has no long-term debt maturing during the next 12 months.

4.   COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.

5.   ISSUANCE OF COMMON STOCK

In June 1997 Servico completed an offering of 10 million shares of common stock at $14.50 per share. An additional 1.5 million shares were issued in July 1997 upon exercise by the underwriters of the over-allotment option. The sale of these shares generated net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.3 million and as additional working capital.

6.   EXTRAORDINARY ITEM

As a result of the early extinguishment of debt as discussed in Note 3 above, the Company wrote off approximately $6.2 million in unamortized deferred loan costs. This transaction was recorded as an extraordinary loss of $3.8 million, net of a benefit for income taxes of approximately $2.5 million.

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

8.   SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company, in a series of transactions, purchased four hotels for an aggregate consideration of approximately $33 million. Additionally, on November 7, 1997, the Company entered into an agreement to purchase a 99% interest in a partnership which owns 15 hotels for approximately $8 million in cash and assumption of approximately $63 million of debt. This transaction is subject to the approval of the limited partners of the parent partnership at a meeting anticipated to be held in the first quarter of 1998. However, there is no assurance that this acquisition will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In evaluating hotel performance and hotel property values, the Company considers many performance measures including earnings before interest, taxes, depreciation and amortization ("EBITDA"), occupancy levels, average daily rate and revenue per available room ("RevPAR"). In addition to revenues generated by its guest rooms, food and beverage revenues at the Company's full service hotels, although not reflected in RevPAR, contribute significantly to the Company's EBITDA. These performance measures are impacted by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area, the level of renovation activity and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (September through February) which may result in lower revenues, EBITDA, net income and less cash flow during these months.

The Company's growth strategy includes the acquisition of under-performing hotels and the implementation of the Company's operational initiatives as well as repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require between 12 and 36 months before newly acquired hotels are repositioned and stabilized. During this period, the revenues and earnings of newly acquired hotels may be adversely affected and may negatively impact consolidated EBITDA, RevPAR, average daily rate, and occupancy rate performance as well as consolidated earnings. The Company purchased 26 hotels during the period from January 1995 through September 30, 1997 and, accordingly, the impact of such activities is material. Properties are referred to herein as either "Reposition Hotels" or "Stabilized Hotels" depending on their status. In order to better illustrate underlying trends of the Company's hotels, the Company tracks the performance of both Stabilized and Reposition Hotels. The Stabilized Hotels include the hotels which were acquired by the Company through 1994 and certain hotels acquired since January 1, 1995 which, based on management's determination, have achieved normalized operations. Reposition Hotels include the hotels acquired in 1995, 1996 and 1997 which are still the subject of management's continuing post-acquisition repositioning and renovating initiatives.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 QUARTER")

During the 1997 Quarter, the Company owned 58 hotels, managed 2 hotels for third party owners and had a minority investment in 1 hotel, compared with 55 hotels owned, 5 managed and 1 minority investment during the 1996 Quarter. The Company generated EBITDA of $18.2 million ($4.1 million from food and beverage operations) for the 1997 Quarter, a 19.7% increase over the $15.2 million ($2.9 million from food and beverage operations) for the 1996 Quarter. Occupancy and average daily rate for owned hotels for the 1997 Quarter were 71.8% and $70.47, respectively, compared with 69.4% and $67.71, respectively, for the 1996 Quarter.

Revenues for the 1997 Quarter were $68.6 million, an 11.5% increase over revenues of $61.5 million for the 1996 Quarter. Of this $7.1 million increase in revenues, approximately $3.3 million was attributable to the Reposition Hotels, of which approximately $2.7 million was attributable to the hotels acquired subsequent to September 30, 1996.

Direct operating expenses for the Company were $26.8 million for the 1997 Quarter and $25 million for the 1996 Quarter. Of this $1.8 million increase, approximately $1.4 million was attributable to the Reposition Hotels, of which approximately $1.3 million related to the hotels acquired subsequent to September 30, 1996. Other operating expenses before depreciation and amortization were $23.7 million for the 1997 Quarter compared to $21.4 million for the 1996 Quarter. Of this $2.3 million increase approximately $1.2 million related to the hotels acquired subsequent to September 30, 1996. Depreciation and amortization expense for the Company was $5.8 million for the 1997 Quarter and $4.9 million for the 1996 Quarter. Included in this $.9 million increase is $.4 million associated with the improvements made at the Stabilized Hotels with the balance primarily associated with the hotels acquired subsequent to September 30, 1996.

As a result of the above, income from operations was $12.3 million for the 1997 Quarter as compared to $10.2 million for the 1996 Quarter.

Interest expense, net of interest income, was $3.8 million for the 1997 Quarter, a $3.9 million decrease from the $7.7 million for the 1996 Quarter. This $3.9 million decrease was primarily the result of the decrease in debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources, below.

After a provision for income taxes of $3.3 million for the 1997 Quarter and $.9 million for the 1996 Quarter, the Company had net income of $5 million ($.23 per share) for the 1997 Quarter and $1.4 million ($.14 per share) for the 1996 Quarter.

Thirty-two of the Company's hotels acquired through 1994, seven hotels acquired in 1995 and six hotels acquired in 1996, having achieved normalized operations, comprised the Stablized Hotels in the 1997 Quarter. RevPAR for the Stablized Hotels increased 8.1% on a 6.7% increase in revenues during the 1997 Quarter. Three of the hotels acquired in 1995, eight of the hotels acquired in 1996 and two hotels acquired in 1997 were in various stages of repositioning and renovation during the 1997 Quarter and comprised the Reposition Hotels in the 1997 Quarter. As a result of the ongoing renovations at the Reposition Hotels, occupancy and average daily rate were substantially below the Stablized Hotels. Consistent with its strategy, the Company is in the process of implementing new marketing strategies and operational improvements at the Reposition Hotels. In addition, the Company is currently negotiating to obtain certain new franchise affiliations for selected Reposition Hotels and expects to complete significant renovations at the Reposition Hotels during the next 12 to 36 months.

The following table summarizes certain operating data for the Company's hotels for the three months ended September 30, 1997 and 1996:

                                                   September 30, 1997                           September 30, 1996
                            ----------------------------------------------------------------    ------------------
                                                                  Average
                            Number of                              Daily
                             Hotels            Occupancy           Rate            RevPAR              RevPAR
                            ----------------------------------------------------------------    ------------------
Pre 1995 Hotels               32                 72.8%          $   73.70         $   53.65         $   49.77
1995 Acquisitions:
     Stabilized                7                 74.4%          $   67.12         $   49.94         $   47.12
     Reposition                3                 66.4%          $   55.60         $   36.92         $   39.18
1996 Acquisitions:
     Stabilized                6                 70.7%          $   69.50         $   49.14         $   43.81
     Reposition                8                 67.0%          $   60.77         $   40.72               *
1997 Acquisitions:
     Reposition                2                 71.1%          $   68.56         $   48.75               *

Total Stabilized              45                 72.7%          $   72.26         $   52.53         $   48.60
Total Reposition              13                 67.7%          $   61.15         $   41.40         $   36.60
                              --
Total Company                 58                 71.8%          $   70.47         $   50.60         $   46.99
                              ==

*Hotels not comparable in prior year

NINE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD") AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (THE "1996 PERIOD")

During the 1997 Period, the Company owned 58 hotels, managed 4 hotels for third party owners and had a minority investment in 1 hotel, compared with 55 hotels owned, 9 managed and 1 minority investment during the 1996 Period. The Company generated EBITDA of $52.9 million ($13 million from food and beverage operations) for the 1997 Period, a 19.7% increase over the $44.2 million ($10.6 million from food and beverage operations) for the 1996 Period. Occupancy and average daily rate for owned hotels for the 1997 Period was 68.3% and $72.26, compared with 69.2% and $69.75 for the 1996 Period.

Revenues for the 1997 Period were $202.4 million, a 14.1% increase over revenues of $177.4 million for the 1996 Period. Of this $25 million increase in revenues, approximately $17.7 million was attributable to the Reposition Hotels, of which approximately $5.5 million was attributable to the hotels acquired subsequent to September 30, 1996.

Direct operating expenses for the Company were $78.9 million for the 1997 Period and $70.4 million for the 1996 Period. This $8.5 million increase was attributable to the Reposition Hotels, of which $2.4 million related to hotels acquired subsequent to September 30, 1996. Other operating expenses before depreciation and amortization were $70.9 million for the 1997 Period compared to $63.9 million for the 1996 Period. This $7 million increase was primarily attributable to the Reposition Hotels, of which approximately $2.3 million related to the hotels acquired subsequent to September 30, 1996. Depreciation and amortization expense for the Company was $16.7 million for the 1997 Period and $13.4 million for the 1996 Period. Of this $3.3 million increase approximately $2 million was associated with the Reposition Hotels, of which approximately $.4 million was attributable to the hotels acquired subsequent to September 30, 1996.

As a result of the above, income from operations was $35.9 million for the 1997 Period as compared to $29.7 million for the 1996 Period.

Interest expense, net of interest income, was $19.4 million for the 1997 Period, a $.7 million decrease from the $20.1 million for the 1996 Period. This decrease was primarily the result of the decrease in debt which was repaid with the proceeds of the common stock offering, as more fully discussed in Liquidity and Capital Resources below, offset in part by $.8 million of interest related to the hotels acquired after September 30, 1996.

During the 1997 Period, the Company repaid, prior to maturity, approximately $128 million in debt and, as a result, recorded as an extraordinary item a loss on early extinguishment of debt of approximately $3.8 million (net of income tax benefit of $2.5 million) relating to the write-off of unamortized loan costs associated with the debt.

Included in income for the 1996 Period was a non-recurring $3.6 million net gain on a settlement of a law suit received by the Company in March 1996, offset in part by an expense of $.8 million related to a severance agreement with the Company's former chief executive officer.

After a provision for income taxes of $6.3 million for the 1997 Period and $4.6 million for the 1996 Period, the Company had income before extraordinary item of $9.4 million ($.69 per share) for the 1997 Period and $6.9 million ($.70 per share) for the 1996 Period. Without consideration of the non-recurring items in 1996 discussed above, the Company had recurring net income of $9.4 million ($.69 per share) for the 1997 Period and $5.2 million ($.53 per share) for the 1996 Period.

Thirty-two of the Company's hotels acquired through 1994, seven hotels acquired in 1995 and six hotels acquired in 1996, having achieved normalized operations, comprised the Stablized Hotels in the 1997 Period. RevPAR for the Stablized Hotels increased 6.2% on a 4.8% increase in revenues during the 1997 Period. Three of the hotels acquired in 1995, eight of the hotels acquired in 1996 and two hotels acquired in 1997 were in various stages of repositioning and renovation during the 1997 Period and comprised the Reposition Hotels in the 1997 Period. As a result of the ongoing renovations at the Reposition Hotels, occupancy and average daily rate are substantially below the Stablized Hotels. Consistent with its strategy, the Company is in the process of implementing new marketing strategies and operational improvements at the Reposition Hotels. In addition, the Company is currently negotiating to obtain certain new franchise affiliations for selected Reposition Hotels and expects to complete significant renovations at the Reposition Hotels during the next 12 to 36 months.

The following table summarizes certain operating data for the Company's hotels for the nine months ended September 30, 1997 and 1996:

                                                   September 30, 1997                           September 30, 1996
                            ----------------------------------------------------------------    ------------------
                                                                  Average
                            Number of                              Daily
                             Hotels            Occupancy           Rate            RevPAR              RevPAR
                            ----------------------------------------------------------------    ------------------
Pre 1995 Hotels               32                 70.6%          $   74.82         $   52.82         $   50.02
1995 Acquisitions:
     Stabilized                7                 74.2%          $   69.16         $   51.32         $   48.18
     Reposition                3                 69.8%          $   66.71         $   46.56         $   47.74
1996 Acquisitions:
     Stabilized                6                 68.0%          $   72.59         $   49.36         $   43.72
     Reposition                8                 55.6%          $   64.91         $   36.09               *
1997 Acquisitions:
     Reposition                2                 70.1%          $   68.21         $   47.82               *

Total Stabilized              45                 70.7%          $   74.07         $   52.37         $   49.30
Total Reposition              13                 61.2%          $   65.83         $   40.29         $   42.39
                              --
Total Company                 58                 68.3%          $   72.26         $   49.35         $   48.27
                              ==


*Hotels not comparable in prior year

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1997 Period of $52.9 million, a 19.7% increase over the $44.2 million for the 1996 Period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1997 Period was $32.4 million as compared to $21.5 million for the 1996 Period.

At September 30, 1997, the Company had working capital of $22.9 million as compared to a working capital deficit of $14.2 million at December 31, 1996. Included in the working capital deficit for 1996 was $15.3 million of mortgage notes payable which were due to mature within twelve months. The Company refinanced these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities was 1.6:1 at September 30, 1997 and .7:1 at December 31, 1996 (1:1 at December 1996 without consideration of the mortgages due to mature in 1997).

At September 30, 1997, the Company's long-term obligations were $222.1 million compared with $284.9 million at December 31, 1996.

In June 1997 Servico completed a secondary offering of 10 million shares of common stock at $14.50 per share. An additional 1.5 million shares were issued in July 1997 upon exercise by the underwriter of the over-allotment option. These stock sales resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.3 million and as additional working capital.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of September 30, 1997, has approximately $12 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $12.2 million, of which approximately $7.5 million is expected to be spent during the remainder of 1997, and the balance is expected to be spent during the 1998-1999 time period.

The Company may require additional financing to continue its growth strategy. There is no assurance that such financing will be available in amounts required or on terms satisfactory to the Company and the Company does not currently have any lines of credit. The Company's financial position may, in the future, be strengthened through an increase in revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which express "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the acquisition, renovation and operation of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11   Statement re: computation of per share earnings.

          15.1 Independent Accountants' Review Report.

          15.2 Letter from independent certified public accountants relating to unaudited interim financial information.

          27   Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the Quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SERVICO, INC.
                                                     Registrant

DATE: November 12, 1997                              /s/ David Buddemeyer
                                                     ---------------------------
                                                     David Buddemeyer
                                                     President  and
                                                     Chief Executive Officer

DATE: November 12, 1997                              /s/ Warren M. Knight
                                                     ---------------------------
                                                     Warren M. Knight
                                                     Vice President-Finance and
                                                     Chief Financial Officer