Form 10-K405
period 1997-12-31
SERVICO INC
filed 1998-03-31
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________


                           Commission File No. 1-11342
                                               -------


                                  SERVICO, INC.
             (Exact name of registrant as specified in its charter)


           FLORIDA                                      65-0350241
-------------------------------                  ---------------------------
(State or other jurisdiction of                  (I.R.S. Identification No.)
incorporation or organization)


1601 BELVEDERE ROAD, WEST PALM BEACH, FL                   33406
-----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)


       (Registrant's telephone number, including area code) (561) 689-9970


           Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------                  -----------------------------------------
Common Stock                                   New York Stock Exchange
$.01 par value per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of March 25, 1998, was $338,592,702 based on the closing price of $20.4375 per share of the Common Stock as reported by the New York Stock Exchange on such date.

The registrant had 21,038,995 shares of Common Stock, par value $.01, outstanding as of March 25, 1998.

Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Servico, Inc., its wholly owned subsidiaries and consolidated partnerships (collectively, the "Company") is one of the largest owners and operators of full-service hotels in the United States. At December 31, 1997, the Company operated 71 hotels containing approximately 14,500 rooms located in 23 states and Canada. The Company's hotels are primarily mid-sized, with an average of approximately 204 rooms per hotel, and are primarily located in secondary metropolitan markets. The Company's full-service hotels offer food and beverage services, meeting space and banquet facilities. The Company's hotels include 58 wholly owned hotels, 11 partially owned hotels and two managed hotels. Six of the hotels are subject to long-term ground leases. All of the Company's hotels are affiliated with nationally recognized hospitality franchisors, including Holiday Inn, Crowne Plaza, Hilton, Omni, Radisson, Sheraton and Westin. The Company operates 44 hotels under franchise agreements with Holiday Inn, making the Company the second largest Holiday Inn franchisee in the United States.

         The Company's objective is to maximize shareholder value by enhancing its position within the full-service segment of the lodging industry. The Company seeks to achieve external growth through the acquisition of additional hotels and internal growth through a focused operating strategy that generates continued increases in both revenue per available room ("RevPAR") and food and beverage revenues.

         The Company's hotel acquisition strategy has in the past been focused on the purchase of single mid-market full-service hotels or small portfolios which management believes have the potential for attractive returns. Management believes that such acquisitions permit timely hotel-level improvements, generate generally predictable cash flow and earnings growth, and are attractive because of the positive impact of food and beverage services, meeting space and banquet facilities on occupancy and profitability and the limited construction in this segment.

         The Company has also pursued larger acquisitions. As previously reported, the Company has entered into an agreement to acquire AMI Operating Partners, L.P. ("AMI"), which owns 15 full service hotels, for approximately $12 million. The Company currently owns in excess of 50% of the outstanding partnership interests of the partnership which owns 99% of AMI's limited partnership interest. AMI's hotels serve as collateral for approximately $63 million of debt which the Company is seeking to refinance in connection with the transaction.

         Further, on March 20, 1998, the Company entered into a definitive agreement with Impac Hotel Group, L.L.C., a privately owned hotel ownership, management and development company, to merge and form a new company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the new company's common stock for each share of the Servico stock held by them (approximately 21,000,000 shares) and the members of Impac will receive 6,000,000 shares of the new company. The new company will own and manage 140 hotels (136 of which will be owned) with more than

26,000 rooms and will operate in 35 states and Canada. The merger is expected to close in June, 1998 subject to customary conditions, including regulatory approvals and approval by the Company's shareholders.

         The Company's operating strategy emphasizes (i) experienced management, with performance-based incentives at corporate, regional and hotel management levels, (ii) effective centralized corporate and regional support personnel, who closely monitor hotel-level performance and provide substantial accounting, payroll, data processing, training and other support services, (iii) the use of banquet facilities, food and beverage operations and meeting space to maximize occupancy and improve profitability and (iv) a commitment to reinvest capital into its owned hotels.

         During the period from 1991 through 1994, the Company devoted significant resources and efforts to renovating and repositioning its hotel properties. Approximately $6,700 per room was spent on hotel renovations and upgrading of hotel operating systems and equipment. Fourteen of the Company's hotels underwent changes in franchise affiliations to enhance their competitive position in their respective markets. These efforts resulted in increased RevPAR.

         The Company generally classifies its hotels as either "Stabilized Hotels" or "Reposition Hotels". The Stabilized Hotels currently include all hotels which were acquired by the Company through 1994 and 17 of the hotels acquired during 1995 and 1996 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include seven of the hotels acquired during 1995 and 1996 and the 12 hotels acquired during 1997 all of which are still the subject of management's post acquisition repositioning and renovation initiatives. Since January 1994, the Company has acquired ownership interests in a total of 39 additional hotel properties. The following table sets forth information concerning the acquisition of ownership interests in hotels during 1996 and 1997:


                                                                   Wholly                    Partially
                                         Total                      Owned                      Owned
                                   -------------------       --------------------       -------------------
                                   Number       Number       Number        Number       Number       Number
                                     of           of           of           of            of          of
                                   Hotels       Rooms        Hotels        Rooms        Hotels       Rooms
                                   -------    --------       ------       -------       ------       ------
       Fiscal Year-End 1995           46        9,031          35          6,573          11         2,458
         1996 Additions               11        2,028           8          1,377           3           651
                                   -------    --------       ------       -------       ------       ------
       Fiscal Year-End 1996           57       11,059          43          7,950          14         3,109
         1997 Additions               12        3,002          15          3,689          (3)         (687)
                                   -------    --------       ------       -------       ------       ------
       Fiscal Year-End 1997           69       14,061          58         11,639          11         2,422
                                   =======    ========       ======       =======       ======       ======


         During 1996 and 1997, the Company purchased 23 hotels and acquired 100% ownership in 3 hotels owned by partnerships in which the Company previously had majority ownership. The average purchase price of the 23 hotels was $39,905 per room and the Company expects to spend approximately $8,500 per room in renovations and capital assets for a total cost per room of $48,405. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company recognizes that, although contributing to the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") and net income, during the repositioning period (generally 12 to 36 months) hotels will usually experience lower operating results such as RevPAR and profit margins.

         The following table provides key hospitality performance measures for 1995, 1996 and 1997 for both the Stabilized Hotels and Reposition Hotels included in the Company's consolidated financial statements:


                                       Number       Number
                                          of          of                                  Average
                                      Hotels(a)     Rooms(a)            Occupancy        Daily Rate        RevPAR
                                      --------      -------             ---------        ----------        ------
1995
Stabilized Hotels                       32            6,464             67.7%             $66.72           $45.17
Reposition Hotels                       11            1,876             67.6%             $58.42           $39.49
                                     -----           ------
   Total                                43            8,340             67.7%             $65.99           $44.68
                                     =====           ======
1996
Stabilized Hotels                       32            6,464             68.1%             $70.39           $47.94
Reposition  Hotels                      24            4,355             61.8%             $62.78           $38.80
                                     -----           ------
   Total                                56           10,819             66.0%             $68.01           $44.89
                                     =====           ======
1997
Stabilized Hotels                       49            9,580             69.0%             $73.49           $50.71
Reposition Hotels                       19            4,241             59.7%             $66.20           $39.52
                                     -----           ------
   Total                                68           13,821             66.7%             $71.91           $47.96
                                     =====           ======



(a) Excludes a 240 room hotel in which the Company has a minority ownership interest.

         For the year ended December 31, 1997, the operating performance of the 49 Stabilized Hotels continued to improve, as demonstrated by a 5.8% increase in revenues, a 7.5% increase in net operating income and a 5.1% increase in RevPAR over the comparable prior year period. The operating performance at all of the Company's hotels during the same period does not reflect the same increases primarily because of the lower operating results of the Reposition Hotels. Management believes that the Reposition Hotels were acquired at attractive prices and represent significant opportunities for improved operating results in the future.

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

         As a fully integrated owner and manager, Servico seeks to capitalize on its management experience and expertise by continuing to acquire underperforming full-service hotels and improving the operating performance of hotels after acquisition. The Company's management team has successfully managed hotels in all segments of the hotel industry. Management believes that the Company's past success and future performance depend on its ability (i) to identify underperforming hotels and quickly implement successful turnaround plans; (ii) to develop and implement marketing plans that particularly position each hotel property within its local market and (iii) to develop management plans that focus on guest satisfaction, revenue yield, cost control and labor productivity. The Company's management culture stresses entrepreneurship and creativity.

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

         At December 31, 1997, all of the Company's owned or managed hotels were affiliated with national hotel franchises, as set forth in the following table:

                                                      Wholly                Partially              Third Party
                               Total                  Owned                   Owned                   Managed
                         ---------------        ----------------         ---------------         ----------------
                         Number    Number       Number     Number        Number    Number        Number     Number
                           of        of           of        of             of        of           of         of
Franchise                Hotels    Rooms        Hotels     Rooms         Hotels    Rooms         Hotels     Rooms
---------                ------    -----        ------     -----         ------    -----         ------     -----
Holiday Inn                41      8,155          34       6,552           6       1,346            1        257
Hilton Inn                  4        776           3         583           1         193            -          -
Best Western                3        499           3         499           -           -            -          -
Crowne Plaza                3        695           1         275           2         420            -          -
Four Points                 3        468           3         468           -           -            -          -
Radisson                    3        602           1         163           1         244            1        195
Hampton Inn                 2        237           2         237           -           -            -          -
Howard Johnson              2        255           2         255           -           -            -          -
Omni                        2        605           1         386           1         219            -          -
Sheraton                    2        673           2         673           -           -            -          -
Other                       6      1,548           6       1,548           -           -            -          -
                         ------   ------        ------    ------         ------    -----         ------     -----
  Total                    71     14,513          58      11,639          11       2,422            2        452
                         ======   ======        ======    ======         ======    =====         ======     =====

         The Company's license agreements with the national hotel franchises typically authorize the operation of a hotel under the licensed name, at a specific location or within a specific area, and require that the hotel be operated in accordance with standards specified by the licensor. The license agreements also permit the Company to utilize the licensor's reservation system. Generally, the license agreements require the Company to pay a royalty fee, an advertising/marketing fee, a fee for the use of the licensor's nationwide reservation system and certain ancillary charges. Royalty fees under the Company's various license agreements generally range from 3% to 5% of gross room revenues, while advertising/marketing fees provided for in the agreements generally range from 1% to 2% of gross room revenues and reservation system fees generally are 1% of gross room revenues. The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensor. The license agreements generally have an original ten year term, although certain license agreements provide for original 15 and 20 year terms. The majority of the Company's license agreements have five to ten years remaining on the term. The licensor may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. The licensee may apply for a license renewal as existing licenses expire. In connection with license renewals, the licensor may require payment of a renewal fee, increased royalty and other recurring fees and substantial renovation of the facility or the licensor may elect not to renew the license. It is the Company's policy to review individual property franchise affiliations at the time of property acquisition and, thereafter, on a regular basis. These reviews may result in changes in such affiliations.

MANAGEMENT AGREEMENTS

         At December 31, 1997, the Company managed two hotels for third parties. All hotels managed for third parties are done so in accordance with written management agreements. These management agreements provide that the Company be paid a base fee calculated as a percentage of gross revenues, and generally provide for an accounting services fee and an incentive management fee. The incentive fees are generally a percentage of gross operating profits exceeding negotiated amounts. All operating and other expenses are paid by the owner. The management agreements provide for original terms of from one to five years. Fees payable to the Company under the management agreements range from 1.5% to 5% of gross sales, and accounting fees range from $1,000 to $2,300 per month.

         One of the Company's hotels, the Westin William Penn Hotel located in Pittsburgh, Pennsylvania, is managed by an unaffiliated third party. The terms of this management agreement provide for the manager to receive the greater of a base fee of 3% of gross revenues or an incentive fee based on profits available for debt service. The agreement also provides that it is the Company's responsibility to make funds available for capital improvements.

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

EXECUTIVE OFFICERS

         The Company believes it has a strong management team which is capable of leading the Company as it pursues its business strategy. Information regarding the executive officers of Servico follows:

         David Buddemeyer has been the Chairman of the Board of Servico since August 1997, its Chief Executive Officer since December 1995, a director since April 1994 and its President since May 1993. Mr. Buddemeyer served as the Chief Operating Officer of the Company from May 1993 to December 1995 and its Executive Vice President from June 1990 to May 1993. Prior to such time, from 1987 to June 1990, he served as Vice President-Operations of Prime Motor Inns, Inc., a hotel management company.

         Karyn Marasco has been Executive Vice President and Chief Operating Officer since May 1997. Prior to such time, Ms. Marasco was affiliated with Westin Hotels & Resorts for 18 years. Most recently, Ms. Marasco served Westin as Area Managing Director, based in Chicago.

         Charles M. Diaz has been Vice President-Administration and Secretary of Servico since December 1997. Mr. Diaz joined the Company in March 1993 and has held positions in the construction and operations areas of the Company.

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

FINANCING ARRANGEMENTS

         Substantially all of the Company's hotels are subject to mortgage financing, which at December 31, 1997, totaled approximately $319.3 million. Approximately $164.4 million of the mortgage financing collateralized by the Company's hotels, and entered into by the various subsidiaries, is guaranteed by Servico, Inc. Servico, Inc.'s guarantees of mortgage financing generally provide for direct recourse by the lender against Servico, Inc., without requiring the lender to seek recourse against either the applicable subsidiary or the hotel property securing the mortgage financing. As a consequence, if payments under mortgage financing guaranteed by Servico, Inc. are not timely made, Servico, Inc. may be required to make payments in accordance with its guarantees.

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

EMPLOYEES

         At December 31, 1997, the Company had 4,861 full time and 2,087 part time employees. There are 85 full time employees and 2 part time employees of the Company engaged in administrative and executive activities and the balance of the Company's employees manage, operate and maintain the Company's properties. At December 31, 1997, 601 of the Company's full and part time employees located at eight hotels were covered by collective bargaining agreements. Management considers its relations with its employees to be satisfactory.

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

ITEM 2.  PROPERTIES

         At December 31, 1997, the Company had ownership interests in 69 hotels containing 14,061 rooms. The Company's hotels generally target commercial, convention, association and vacation travelers as customers. Substantially all of the hotels are "full-service" properties with lodging, food, beverage and meeting facilities, and are subject to financing as described in "Item 1. Financing Arrangements".

         Set forth below is information regarding the Company's owned hotels at December 31, 1997:

                                                                         Wholly                       Partially
                                             Total                       Owned                        Owned(a)
                                      --------------------         -------------------         ---------------------
                                      Number        Number         Number       Number         Number         Number
                                        of            of             of           of             of            of
         State                        Hotels        Rooms          Hotels       Rooms          Hotels         Rooms
         -----                        ------        ------         ------       ------         ------         ------
         Alabama                         4           559              4           559             -              -
         Arizona                         4           705              4           705             -              -
         California                      2           452              2           452             -              -
         Colorado                        1           216              1           216             -              -
         Florida                         8         1,741              6         1,229             2            512
         Georgia                         3           564              2           325             1            239
         Illinois                        1           420              1           420             -              -
         Indiana                         3           640              2           432             1            208
         Iowa                            4           718              3           525             1            193
         Kansas                          3           541              3           541             -              -
         Louisiana                       2           448              1           204             1            244
         Maryland                        3           524              3           524             -              -
         Massachusetts                   1           243              -             -             1            243
         Michigan                        3           602              2           425             1            177
         Minnesota                       2           274              2           274             -              -
         Nebraska                        2           381              2           381             -              -
         New Mexico                      1           130              1           130             -              -
         New York                        2           536              2           536             -              -
         North Carolina                  2           400              2           400             -              -
         Ohio                            2           459              -             -             2            459
         Pennsylvania                    8         1,797              7         1,650             1            147
         South Carolina                  3           537              3           537             -              -
         Texas                           4           960              4           960             -              -
         Windsor, Canada                 1           214              1           214             -              -
                                      ------      --------         ------      ------          ------       ------
            Total                       69        14,061             58        11,639            11          2,422
                                      ======      ========         ======      ======          ======       ======



(a) Partially owned hotels are owned by partnerships of which Company subsidiaries, in most instances, are the general partner. The Company's partially owned hotels consist of 30% ownership of one hotel containing 240 rooms, 50% ownership of four hotels containing 903 rooms and 51% ownership of six hotels containing 1,279 rooms.

         Six of the Company's hotels are located on land subject to long-term leases, and two are subject to leases covering the land and improvements. Generally, the leases are for terms in excess of the depreciable lives of the improvements or contain a purchase option and provide for fixed rents. In certain instances, additional rents, based on a percentage of revenue or cash flow, may be payable. The leases generally require the Company to pay the cost of repairs, insurance and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1997, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Servico's common stock is listed on the New York Stock Exchange and its trading symbol is SER. Prior to June 19, 1997, its common stock was listed on the American Stock Exchange. The following table sets forth the high and low sales prices for Servico's common stock on the American and New York Stock Exchanges, as appropriate, on a quarterly basis for the past two years.


                                    1997                      1996
                              ----------------         ----------------
                              High         Low         High         Low
                              ----         ---         ----         ---
          First Quarter      20 1/2       16         13 7/8       10 1/2
          Second Quarter     17 5/8       13 3/4     16 1/2       11 3/4
          Third Quarter      18 3/8       14 1/4     17           13 1/2
          Fourth Quarter     19           14         17 1/4       14 1/2


         As of March 25, 1998, there were 2,995 shareholders of record of Servico's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected financial data derived from the Company's historical financial statements for the years ended December 31, 1993 through 1997. This financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K.



                                                      1997            1996           1995             1994             1993
                                                  ------------    ------------    ------------    ------------    ------------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues                                          $    276,657    $    239,526    $    178,480    $    149,683    $    128,998
Income before non-recurring
   items, net of taxes                                  12,570           5,398           4,264           2,588             710
Non-recurring items, net of taxes(a)                        --           3,150            (356)            193           1,067
Income before extraordinary items,
   net of taxes                                         12,570           8,548           3,909           2,781           1,777
Extraordinary items, net of taxes                       (3,751)           (348)             --           1,436              --
Net income                                               8,819           8,200           3,909           4,217           1,777
EBITDA (b)                                              69,559          57,915          36,894          26,376          19,697
Earnings per common share (c):
   Income before non-recurring items,
     net of taxes                                 $        .83    $        .58    $        .49    $        .33    $        .10
   Income before extraordinary items, net
     of taxes                                     $        .83    $        .92    $        .45    $        .36    $        .25
   Net income                                     $        .58    $        .88    $        .45    $        .54    $        .25
Earnings per common share-assuming dilution:
   Income before non-recurring items,
     net of taxes                                 $        .80    $        .55    $        .46    $        .31    $        .10
   Income before extraordinary items,
     net of taxes                                 $        .80    $        .88    $        .42    $        .33    $        .25
    Net incom                                     $        .56    $        .84    $        .42    $        .51    $        .25
Basic weighted average shares                       15,183,258       9,295,358       8,651,444       7,826,945       7,060,721
Diluted weighted average shares                     15,639,719       9,751,139       9,318,670       8,334,520       7,130,726
Cash dividends per common share                             --              --              --              --              --
End of period:
   Total assets                                   $    627,651    $    439,786    $    324,202    $    228,900    $    191,270
   Long-term obligations                               323,320         284,880         210,242         143,830         114,841
   Total stockholders' equity                          239,535          74,738          62,820          46,740          35,008


     (a)  Non-recurring items, net of taxes, are as follows:
             Gain on litigation settlement                  --          3,653               --              --          --
             Other non-recurring income (expense)           --           (503)            (356)            193          --
             Gain on recovery of investments                --             --               --              --           1,067
     (b)  EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.
     (c)  All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128
          "Earnings per Share".



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate, RevPAR and EBITDA margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

         The Company's business strategy includes the acquisition of underperforming hotels and the implementation of the Company's operational initiatives and repositioning and renovation programs to achieve revenue and margin improvements. Such initiatives typically require a twelve to thirty-six month period before newly acquired underperforming hotels are repositioned and stabilized. During this period, the revenues and earnings of these hotels may be adversely affected and may negatively impact consolidated RevPAR, average daily rate, and occupancy rate performance as well as consolidated earnings margins.

         During 1996 and 1997, the Company purchased 23 hotels and acquired 100% ownership in three hotels owned by partnerships in which the Company previously had majority ownership. The average purchase price of the 23 hotels was $39,905 per room and the Company expects to spend approximately $8,500 per room in renovations and capital assets for a total cost per room of $48,405. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company's operating results were materially impacted by these acquisition and renovations activities. Accordingly, in order to better illustrate underlying trends of the Company's core hotel base, the Company tracks the performance of both Stabilized Hotels and Reposition Hotels. The Stabilized Hotels currently include all hotels which were acquired by the Company through 1994 and 17 of the hotels acquired during 1995 and 1996 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include seven of the hotels acquired during 1995 and 1996 and the 12 hotels acquired during 1997 (the "1997 Acquisitions"), all of which are still the subject of management's post acquisition repositioning and renovation initiatives. Ten of the hotels acquired during 1997 were acquired during the last quarter; therefore, the performance measures for the Reposition Hotels are not comparable to prior periods.

         The discussion of results of operations, income taxes and liquidity and capital resources that follows is derived from the Company's Audited Consolidated Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K and should be read in conjunction with such financial statements and notes thereto.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 ("1997") AS COMPARED
TO THE YEAR ENDED DECEMBER 31, 1996 ("1996")

         At December 31, 1997, the Company owned 68 hotels, managed two hotels for third party owners and had a minority investment in one hotel compared with 56 hotels owned, four managed for third party owners and a minority investment in one hotel at December 31, 1996. Occupancy and average daily rate for owned hotels for 1997 was 66.7% and $71.91, respectively, compared with 66.0% and $68.01, respectively, for 1996.

         RevPAR for the Stabilized Hotels increased 6.4% during 1997 to $50.71 from $47.68 during 1996. The occupancy level and average daily rate for the Stabilized Hotels during 1997 was 69.0% and $73.49 respectively, compared with 67.4% and $70.74 respectively for 1996. The increase in occupancy and average daily rate for the Stabilized Hotels during 1997 is attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during 1997 were $39.52, 59.7% and $66.20 respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during 1998. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

         Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $276.7 million for 1997, a 15.5% increase over revenues of $239.5 million for 1996. Of this $37.2 million increase in revenues, approximately $9.2 million was attributable to the Stabilized Hotels with the remaining $28 million increase attributable to the Reposition Hotels with the 1997 Acquisitions contributing approximately $13.4 million.

         Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $110.5 million for 1997 and $96.4 million for 1996. Of the $14.1 million increase, $13.1 million is directly attributable to the Reposition Hotels with approximately $5.9 million relating to 1997 Acquisitions. The direct operating expenses for the Stabilized Hotels were $87.3 million (41.7% of related direct revenues) for 1997 as compared to $86.2 million (42.9% of related direct revenues) for 1996. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Other operating expenses for the Company were $88 million for 1997 and $77.2 million for 1996. This increase of $10.8 million was attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $23 million for 1997 and $18.7 million for 1996. Included in this $4.3 million increase was $2.7 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

         As a result of the above, income from operations was $46.1 million for 1997 as compared to $37.9 million for 1996. (Included in 1996 was a non-recurring charge of $.8 million relating to a severance payment.)

         Interest expense, net of interest income, was $24.2 million for 1997, a $3.6 million decrease from the $27.8 million for 1996. The decrease was offset in part by a $1.2 million increase relating to the 1997 Acquisitions. The decrease was primarily a result of a reduction in the level of debt and effective interest rate in connection with certain debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources.

         Included in other income for 1996 was a non-recurring $3.6 million gain on litigation settlement (net of expenses) in connection with a lawsuit brought on behalf of the Company against a bank group and law firm based on alleged breaches of their duties to the Company.

         Minority interests in net income of consolidated partnerships were approximately $1 million for 1997 and $2.1 million for 1996. Of this $1.1 million decrease, $.9 million related to three hotels in which the Company increased its ownership from 51% to 100% during 1997.

         During 1997 the Company repaid, prior to maturity, approximately $128 million in debt, and as a result recorded an extraordinary loss on early extinguishment of debt of approximately $3.8 million (net of income tax benefit of $2.5 million) relating to the write-off of unamortized loan costs associated with the debt. The Company recognized an extraordinary loss on early extinguishment of debt of $.3 million, after taxes in 1996 which related to the refinancing of certain hotels as more fully discussed in Liquidity and Capital Resources.

         After a provision for income taxes of $8.4 million for 1997 and $3.2 million for 1996, the Company had net income of $8.8 million ($.56 per share) for 1997 and $8.2 million ($.84 per share) for 1996. Without consideration of the non-recurring items discussed above, the Company had recurring income of $12.6 million for 1997 ($.80 per share) and $5.4 million for 1996 ($.55 per share).

YEAR ENDED DECEMBER 31, 1996 AS COMPARED
TO THE YEAR ENDED DECEMBER 31, 1995 ("1995")

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

         Operating expenses before depreciation and amortization were $182.9 million in 1996 (76.4% of revenue) compared with $142.3 million (79.7% of revenue) for 1995. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Depreciation and amortization expense in 1996 was $18.7 million, an increase over 1995 depreciation and amortization expense of $12.4 million. Of this increase, $2.1 and $4.2 million related to capital improvements made at the Stabilized Hotels and the Reposition Hotels, respectively.

         As a result of the above, income from operations for 1996 was $37.9 million, an increase of 59.2% over 1995 income from operations of $23.8 million.

         Interest expense (net of interest income) was $27.8 million for 1996, a $10.9 million increase over the $16.9 million of interest expense for 1995. Included in the $10.9 million increase was $7 million of interest expense on mortgages related to the Reposition Hotels. The remaining $3.9 million increase for the Stabilized Hotels included a $1.7 million expense associated with the amortization of certain deferred loan costs related to a $123.2 million refinancing (See Note 4 of the Notes to Consolidated Financial Statements), with the balance related to new borrowings.

         Minority interests in net income of consolidated partnerships was $2.1 million for 1996 and $.6 million for 1995. Of this $1.5 million increase, $1.2 million related to nine of the Reposition Hotels which were acquired in partnership with third parties.

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

INCOME TAXES

         As of December 31, 1997, the Company had a net operating loss carryforward of approximately $22.1 million for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are existing cash balances and cash flow from operations. Net cash provided by operating activities for 1997 was $42 million as compared to $31 million for 1996. The Company had earnings before interest, taxes, depreciation and amortization ("EBITDA") for 1997 of $69.6 million, a 20.2% increase over the $57.9 million for 1996. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles.

         At December 31, 1997, the Company had working capital of $1.3 million as compared to a working capital deficit of $14.2 million at December 31, 1996. Included in the working capital deficit for 1996 was $15.3 million of mortgage notes payable which were due to mature within twelve months. The Company refinanced these mortgage notes before their due dates. The Company's ratio of current assets to current liabilities was 1:1 at December 31, 1997 and .7:1 at December 31, 1996 (1:1 at December 1996 without consideration of the mortgages due to mature in 1997).

         At December 31, 1997, the Company's long-term obligations were $323.3 million compared with $284.9 million at December 31, 1996.

         In June 1997 Servico completed a secondary offering of 10 million shares of common stock at $14.50 per share. An additional 1.5 million shares were issued in July 1997 upon exercise by the underwriter of the over-allotment option. These stock sales resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.8 million and to provide working capital.

         Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of December 31, 1997, has approximately $29.8 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $32 million, of which approximately $29 million is expected to be spent during 1998, and the balance is expected to be spent during 1999.

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

YEAR 2000 MATTERS

         The Year 2000 Issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including a temporary inability to process transactions.

         In 1995, the Company initiated the updating of its existing accounting software to be year 2000 compliant. Management has determined that the year 2000 Issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion, estimated to be less than $150,000, are being expensed as incurred.

         The Company has initiated formal communications with its significant suppliers to determine the Company's vulnerability to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of the Company's suppliers will be timely converted and would not have an adverse effect on the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than September 30, 1999, which is prior to any anticipated impact on its operating systems.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS

         Statements in this Form 10-K which express "belief", "anticipation" or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the operation and acquisition of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in
Part I of this Form 10-K and other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward- looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-K will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for a list of the Servico, Inc. Consolidated Financial Statements and Schedules filed as part of this report.

SUPPLEMENTARY INFORMATION-QUARTERLY RESULTS OF OPERATIONS.

         The following table summarizes the unaudited quarterly financial data (IN THOUSANDS, EXCEPT SHARE DATA):




                                                        First          Second            Third          Fourth
                                                       Quarter         Quarter          Quarter         Quarter
                                                     ----------      ----------       ----------      ----------
YEAR ENDED DECEMBER 31, 1997
Revenues                                             $   62,647      $   71,176       $   68,591      $   74,243
Income from operations                                    8,681          14,927           12,335          10,155
Income before extraordinary item                            310           4,143            4,955           3,162
Extraordinary item:
     Loss on early extinguishment of debt,
         net of income taxes of $2,500                       --          (3,751)              --              --
Net income                                           $      310      $      392       $    4,955      $    3,162
Earnings per share:
     Income before extraordinary item                $      .03      $      .43       $      .24      $      .15
     Extraordinary item                                      --            (.39)              --              --
     Net income                                      $      .03      $      .04       $      .24      $      .15
Earnings per share-assuming dilution (a):
     Income before extraordinary item                $      .03      $      .42       $      .23      $      .15
     Extraordinary item                                      --            (.38)              --              --
     Net income                                      $      .03      $      .04       $      .23      $      .15
YEAR ENDED DECEMBER 31, 1996
Revenues                                             $   52,599      $   63,300       $   61,503      $   62,124
Income from operations                                    6,742          12,770           10,184           8,245
Income before extraordinary item                          2,236           3,250            1,366           1,696
Extraordinary item:
     Loss on extinguishment of debt, net of
         income taxes of $134 in the second
         quarter and $98 in the fourth quarter,
         respectively                                        --            (202)              --            (146)
Net income                                           $    2,236      $    3,048       $    1,366      $    1,550
Earnings per share:
     Income before extraordinary item                $      .25      $      .35       $      .15      $      .18
     Extraordinary item                                      --            (.02)              --            (.02)
     Net income                                      $      .25      $      .33       $      .15      $      .16
Earnings per share-assuming dilution (a):
     Income before extraordinary item                $      .23      $      .33       $      .14      $      .17
     Extraordinary item                                      --            (.02)              --            (.01)
     Net income                                      $      .23      $      .31       $      .14      $      .16



(a) All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per share".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The table below sets forth the names and ages of the directors and the executive officers of Servico as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

            NAME                       AGE     POSITION WITH SERVICO
            ----                       ---     ---------------------

DIRECTOR WHOSE TERM EXPIRES IN 1998:
Michael A. Leven                        60     Director

DIRECTORS WHOSE TERMS EXPIRE IN 1999:
David Buddemeyer                        40     Chairman of the Board, President and Chief Executive Officer
Peter R. Tyson                          51     Director
Richard H. Weiner                       48     Director

DIRECTOR WHOSE TERM EXPIRES IN 2000:
Joseph C. Calabro                       46     Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Karyn Marasco                           40     Executive Vice President and Chief Operating Officer
Charles M. Diaz                         29     Vice President-Administration and Secretary
Warren M. Knight                        51     Vice President-Finance and Chief Financial Officer
Peter J. Walz                           54     Vice President-Acquisitions



         DAVID BUDDEMEYER has been the Chairman of the Board of Servico since August 1997, its Chief Executive Officer since December 1995, a director since April 1994 and its President since May 1993. Mr. Buddemeyer served as the Chief Operating Officer of the Company from May 1993 to December 1995 and its Executive Vice President from June 1990 to May 1993. Prior to such time, from 1987 to June 1990, he served as Vice President-Operations of Prime Motor Inns, Inc., a hotel management company.

         JOSEPH C. CALABRO has been a director of Servico since August 1992. Mr. Calabro has been a principal of Joseph C. Calabro, C.P.A., a Devon, Pennsylvania accounting firm, since 1982. Mr. Calabro has also been an officer and director of Bibsy Corporation, which previously owned and operated a Holiday Inn hotel in Bensalem, Pennsylvania, since 1971.

         MICHAEL A. LEVEN has been a director of Servico since August 1997.
Mr. Leven is President and Chief Executive Officer of US Franchise Systems, Inc. Prior to joining US Franchise Systems, Inc., Mr. Leven was President and Chief Operating Officer of Holiday Inn Worldwide.

         PETER R. TYSON has been a director of Servico since August 1992. From December 1990 to the present, Mr. Tyson has been President of Peter R. Tyson & Associates, Inc., a firm offering consulting services to clients in the hospitality industry. Prior to forming Peter R. Tyson & Associates, Inc., Mr. Tyson was the partner-in-charge of the hospitality industry consulting practice in the Philadelphia office of the accounting and consulting firm of Laventhol & Horwath, with which he was associated for 20 years.

         RICHARD H. WEINER has been a director of Servico since August 1992. Mr. Weiner is a senior partner in the Albany, New York law firm of Cooper, Erving, Savage, Nolan & Heller, where he has practiced law since 1975.

         KARYN MARASCO has been Executive Vice President and Chief Operating Officer since May 1997. Prior to such time, Ms. Marasco was affiliated with Westin Hotels and Resorts for 18 years. Most recently, Ms. Marasco served Westin as Area Managing Director, based in Chicago.

         CHARLES M. DIAZ has been Vice President-Administration and Secretary of Servico since December 1997. Mr. Diaz joined the Company in March 1993 and has held positions in the construction and operations areas of the Company.

         WARREN M. KNIGHT has been Vice President-Finance and Chief Financial Officer of Servico since December 1991. Prior to such time, from March 1988 to November 1991, Mr. Knight served as Director of Finance for W.A. Taylor & Co., an importer of distilled spirits into the United States.

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

DIRECTOR COMPENSATION

         During 1997, Servico paid non-employee directors an annual retainer of $18,000, as well as a fee per board meeting or board committee meeting of $1,000. Mr. John Adams, who served as Chairman of the Board until his resignation from the Board, received compensation of $58,333 for serving as Chairman from January to August 1997, but received no retainer, meeting or committee fees. Servico also reimbursed directors other than Mr. Adams for expenses associated with attending Board and committee meetings. Under Servico's Stock Option Plan, each non-employee director is automatically granted, on the date such director's term of office commences and each year thereafter on the day following any annual meeting of shareholders (as long as such director's term as a director is continuing for the ensuing year), an option to acquire 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. All options granted to non-employee directors become exercisable upon grant.

         In addition, in August 1997 each non-employee director was awarded an option to acquire 20,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted outside of the Servico Stock Option plan.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         Servico's Board of Directors held ten meetings during the last fiscal year. No director attended fewer than 75% of the total aggregate number of meetings of the Board of Directors and any committee of the Board of Directors on which such director served during their tenure as a director or committee member.

         The Board of Directors of Servico currently has three standing committees -- the Audit Committee, the Compensation Committee and the Stock Option Committee. The full Board of Directors currently serves as the Nominating Committee.

         The principal functions of the Audit Committee are to review Servico's financial statements and management's disclosures, recommend to the Board of Directors the appointment of independent public accountants to be employed by Servico, confer with the independent public accountants concerning the scope of their audit and, on completion of their audit, review the accountants' findings and recommendations, review the adequacy of Servico's systems of internal accounting controls, review areas of possible conflicts of interest and sensitive payments and consider such other matters as the committee deems appropriate. The Audit Committee held two formal meetings during the last fiscal year. The present members of the Audit Committee are Joseph C. Calabro, Peter R. Tyson and Richard H. Weiner.

         The principal functions of the Compensation Committee are to approve or, in some cases, to recommend to the Board of Directors, remuneration arrangements and compensation plans involving Servico's directors and executive officers, review bonus criteria and bonus recommendations and review compensation of directors. The Compensation Committee held one formal meeting during the last fiscal year. The present members of the Compensation Committee are Joseph C. Calabro, Peter R. Tyson and Richard H. Weiner.

         The principal function of the Stock Option Committee is to administer the Servico Stock Option Plan. The Stock Option Committee held one formal meeting during the last fiscal year. The present members of the Stock Option Committee are Joseph C. Calabro and Peter R. Tyson.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Servico's directors, executive officers and 10% shareholders to file reports of ownership and reports of changes in ownership of Servico's Common Stock and other equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and 10% shareholders are required to furnish Servico with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, Servico believes that during 1997 Servico's directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, except with respect to the Form 4s required to be filed with respect to the August 1997 stock option grants to directors which were not timely filed.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid or accrued by Servico, to or on behalf of the Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer during the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION                      LONG-TERM-COMPENSATION
                                                    -------------------------------------      -----------------------------------
                                                                                                 SECURITIES
                                                                             OTHER ANNUAL         UNDERLYING       ALL OTHER
 NAME AND PRINCIPAL POSITION              YEAR      SALARY($)   BONUS($)    COMPENSATION($)    OPTIONS/SARS(5)  COMPENSATION($)(6)
 ---------------------------              ----      ---------   --------    --------------     ---------------  -----------------
David Buddemeyer,                         1997      385,000      120,000              --           400,000            2,948
 Chairman of the Board, President         1996      350,000       96,745              --            13,500            4,726
 and Chief Executive Officer              1995      275,000       70,905              --             5,000            4,733

Karyn Marasco,                            1997      137,269       60,000              --           125,000               --
 Executive Vice President and
  Chief Operating Officer(1)

Warren M. Knight,                         1997      188,000       60,000              --             75,000           3,556
  Vice President-Finance and              1996      170,000       46,990              --             13,500           4,844
  Chief Financial Officer                 1995      150,000       38,675              --              5,000           3,921

Robert D. Ruffin(2)                       1997      168,000           --              --                 --           3,712
                                          1996      160,000       44,227              --             13,500           5,192
                                          1995      150,000       38,675              --              5,000           4,279

Peter J. Walz                             1997      150,000           --         174,700(4)         100,000           3,793
  Vice President-Acquisitions(3)          1996      122,596           --         139,438(4)          15,000           2,375
                                          1995           --           --         348,730(4)              --              --




(1)  Ms. Marasco's employment with Servico began in May 1997.

(2) Mr. Ruffin served as Vice President-Administration and Secretary until his resignation on December 31, 1997.

(3)  Mr. Walz's employment with Servico began in January 1996.

(4)  Represents commission payments made to Mr. Walz.

(5) Represents the number of shares of Common Stock underlying the options/SARs.

(6) Each item included in this column represents a contribution made by Servico under its 401(k) Plan on behalf of the named executive based on such executive's annual elective pre-tax deferred contribution (included under Salary) to such plan.

STOCK OPTION PLAN

         The Company's Stock Option Plan provides for the issuance of incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986 (the "Internal Revenue Code") and non-qualified stock options not intended to meet the requirements of Section 422A of the Internal Revenue Code. The plan is administered by a committee of the Board of Directors which, subject to the terms of the plan, determines to whom grants are made and the vesting, timing and amounts of such grants.

         The following table sets forth information concerning stock option grants made during 1997 to the executive officers named in the "Summary Compensation Table", including the potential realizable value of each grant assuming that the market value of the Common Stock appreciates from the date of grant to the expiration of the option at annualized rates of 5% and 10%, in each case compounded annually over the term of the option. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustration purposes only and are not intended to predict future prices of the Common Stock. The actual future value of the options will depend on the market value of the Common Stock.


                     STOCK OPTION GRANTS IN FISCAL YEAR 1997

                                                                                                 POTENTIAL
                                       INDIVIDUAL GRANTS                                     REALIZABLE VALUE AT
                       NUMBER OF       ----------------                                         ASSUMED ANNUAL
                      SECURITIES       PERCENT OF TOTAL                                        RATES OF STOCK
                      UNDERLYING        OPTIONS/SARS          EXERCISE                        PRICE APPRECIATION
                      OPTIONS/SARS        GRANTED TO           PRICE        EXPIRATION           FOR OPTION
                       GRANTED (1)       EMPLOYEES (%)         ($/SH)          DATE         5% ($)         10% ($)
                      -----------        -------------         ------        ---------      ------         -------
David Buddemeyer        400,000              35.27%            $ 16.75       8/27/2007     4,213,594      10,678,074
Karyn Marasco            50,000               4.41%            $ 15.25       5/06/2007       479,532       1,215,229
Karyn Marasco            75,000               6.61%            $ 16.75       8/27/2007       790,049       2,002,139
Warren M. Knight         75,000               6.61%            $ 16.75       8/27/2007       790,049       2,002,139
Peter J. Walz           100,000               8.82%            $ 16.75       8/27/2007     1,053,398       2,669,519



     (1) Approximately 410,000 of such options are subject to approval by the Company's shareholders of an increase in the number of shares available for grant under the Servico Stock Option Plan.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase Servico's Common Stock as of December 31, 1997, under Servico's Stock Option Plan held by the executive officers named in the "Summary Compensation Table".

                            STOCK OPTION EXERCISES IN
               FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES

                                                                                                VALUE OF UNEXERCISED
                                                                   NUMBER OF UNEXERCISED            IN-THE-MONEY
                                                                   OPTIONS/SARS HELD AT            OPTIONS/SARS(2)
                                                                    FISCAL YEAR-END(#)          AT FISCAL YEAR-END ($)
NAME AND POSITION                  ACQUIRED ON     VALUE       --------------------------   -----------------------------
DURING 1997 FISCAL YEAR            EXERCISE (#)  REALIZED ($)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
-----------------------            ------------  ------------  -----------  -------------   -----------     -------------
David Buddemeyer,                        --            --      189,700      333,800          1,393,163        128,275
   Chairman of the Board
   President and Chief
   Executive Officer

Karyn Marasco                            --            --       25,000      100,000             18,125         72,500
   Executive Vice President
   and Chief Operating Officer

Warren M. Knight                         --            --      112,400       73,800          1,224,100         95,775
   Vice President-Finance
   and Chief Financial Officer

Robert D. Ruffin(1)                      --            --       60,700       12,800            746,788         80,900

Peter J. Walz
   Vice President-Acquisitions           --            --       23,000       92,000             20,875         83,500


(1) Mr. Ruffin served as Vice President-Administration and Secretary until his resignation on December 31, 1997.

(2) The value of unexercised in-the-money options/SARs represents the number of options/SARs held at year-end 1997 multiplied by the difference between the exercise price and $16.875, the closing price of Servico's Common Stock at year-end 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of Common Stock as of March 25, 1998, by (i) each person known to Servico to be the beneficial owner of more than 5% of the issued and outstanding Common Stock as of March 25, 1998, (ii) each of the members of Servico's Board of Directors,
(iii) each of Servico's current executive officers named in the "Summary Compensation Table" under "Executive Compensation" above, and (iv) all directors and executive officers of Servico as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.

                                                              SHARES OF               PERCENT OF
          NAME AND ADDRESS                                   COMMON STOCK            COMMON STOCK
         OF BENEFICIAL OWNER                               BENEFICIALLY OWNED     BENEFICIALLY OWNED(1)
         -------------------                               ------------------     ---------------------
BENEFICIAL OWNERS OF 5% OR MORE OF
OUTSTANDING COMMON STOCK:

Heitman/PRA Securities Advisors, Inc.                         1,307,000(2)                6.1%
180 North LaSalle Street, Suite 3600
Chicago, IL 60601

Eagle Asset Management                                        1,301,815(3)                6.1%
880 Carillon Parkway
St. Petersburg, FL 33716

Prudential Insurance Company of America                       1,111,000(4)                5.2%
751 Broad Street
Newark, NJ 07102-3777

DIRECTORS:

David Buddemeyer                                                202,219(5)                 *
1601 Belvedere Road
West Palm Beach, FL 33406

Joseph C. Calabro                                               261,100(6)                1.2%
868 Lancaster Avenue
Devon, PA 19333

Michael A. Leven                                                 25,000(7)                 *
13 Corporate Square
Suite 250
Atlanta, GA 30329

Peter R. Tyson                                                   55,600(8)                 *
135 E. State Street
Kennett Square, PA 19348

Richard H. Weiner                                                55,100(8)                 *
39 N. Pearl St.
Albany, NY 12207

NON-DIRECTOR EXECUTIVE OFFICERS:

Warren M. Knight                                                116,111(9)                 *
1601 Belvedere Road
West Palm Beach, FL 33406

Karyn Marasco                                                    22,500(10)                *
1601 Belvedere Road
West Palm Beach, FL 33406

Peter J. Walz                                                    25,500(11)                *
1601 Belvedere Road
West Palm Beach, FL 33406

All directors and executive officers as a                        769,365(12)              3.6%
  group (nine persons)

         *Represents less than 1%


(1) Ownership percentages are based on 21,565,795 shares of Common Stock outstanding as of March 25, 1998 and shares of Common Stock subject to outstanding stock options which are exercisable by the named individual or group.

(2) Heitman/PRA Securities Advisors, Inc. filed a Schedule 13G dated February 12, 1998, with the Securities and Exchange Commission (the "SEC") reporting ownership of 1,307,000 shares of Common Stock with sole voting power with respect to 1,231,000 shares, sole dispositive power with respect to 1,284,400 and shared dispositive power with respect to 22,600.

(3) Eagle Asset Management, Inc. filed a Schedule 13G dated January 31, 1998, with the SEC reporting ownership of 1,301,815 shares of Common Stock with sole voting and dispositive power.

(4) The Prudential Insurance Company of America filed a Schedule 13G dated February 10, 1998, with the SEC reporting ownership of 1,111,000 shares of Common Stock with shared voting and dispositive power with respect to 414,600 shares.

(5)  Includes currently exercisable options to purchase 172,400 shares.

(6) Includes currently exercisable options to purchase 55,000 shares. Mr. Calabro has sole voting and dispositive power with respect to 203,100 of such shares and shares voting and dispositive power with respect to 3,000 shares with his wife.

(7)  Includes currently exercisable options to purchase 25,000 shares.

(8)  Includes currently exercisable options to purchase 55,000 shares.

(9)  Includes currently exercisable options to purchase 112,400 shares.

(10) Includes currently exercisable options to purchase 22,500 shares.

(11) Includes currently exercisable options to purchase 23,500 shares.

(12) Includes 526,800 shares of Common Stock which may be acquired pursuant to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following parties had a direct or indirect material interest in transactions with Servico since the beginning of its most recently completed fiscal year and such transactions are described below.

         ENERGY MANAGEMENT CORPORATION. In April 1994, Servico issued one million shares of its Common Stock to EMC in connection with a merger between wholly owned subsidiaries of Servico and EMC pursuant to that certain Stock Acquisition and Standstill Agreement, as amended, (the "EMC Acquisition Agreement") and the related Agreement and Plan of Merger, each dated April 13, 1994. The sole asset of the EMC subsidiary acquired by Servico was $7 million in cash, which Servico agreed would be utilized for general working capital, capital expenditures, possible acquisitions and other general corporate purposes and not for the redemption of any of Servico's capital stock or for the payment of dividends by Servico. In connection with the transaction Servico agreed, during the term of the EMC Acquisition Agreement, to cause the nomination of one designee of EMC to Servico's Board of Directors. EMC designated Mr. John W. Adams to be its representative. Mr. Adams was appointed to Servico's Board of Directors on April 29, 1994, and was named Chairman of the Board on December 21, 1995. Mr. Adams resigned from the Board in August 1997.

         Pursuant to the EMC Acquisition Agreement, EMC also agreed to certain standstill provisions generally prohibiting it from acquiring voting securities of Servico with voting rights of 30% or more of the voting rights of all outstanding voting securities of Servico and to provisions which restrict the amount and manner by which it may transfer any Common Stock owned by it. On May 5, 1994, Servico filed with the Securities and Exchange Commission on behalf of EMC, and at EMC's expense, a registration statement on Form S-3, relating to the proposed sale from time to time by EMC of all or any portion of its shares of Common Stock on the New York Stock Exchange.

         PENGO SECURITIES CORP. In March 1995, Servico issued 800,000 shares of its Common Stock to Pengo, which is affiliated with EMC, for $8 million, or $10 a share, pursuant to that certain Stock Acquisition and Standstill Agreement dated March 23, 1995, as amended, (the "Pengo Acquisition Agreement"). Additionally, in connection with this transaction, an affiliate of Pengo agreed to make an additional $8 million equity investment in partnerships or joint ventures with Servico for the purpose of acquiring hotel properties. Pursuant to the Pengo Acquisition Agreement, Pengo also agreed to standstill provisions substantially identical to those contained in the EMC Acquisition Agreement. Servico also agreed to file with the Securities and Exchange Commission on behalf of Pengo, and at Pengo's expense, a registration statement on Form S-3, relating to the proposed sale from time to time by Pengo of all or any portion of its shares of Common Stock.

         LIMITED PARTNERSHIPS WITH AFFILIATED ENTITIES. Subsidiaries of Servico (the "Servico Subsidiaries") have entered into partnership agreements in connection with the formation of partnerships for the purpose of owning hotel properties with SOLVation Inc., Spire Realty Group, Worcester Hospitality Company, Inc. and Wolverine Hospitality Company, Inc. (the "EMC/Pengo Affiliates"), all of which are affiliated with either EMC or Pengo, principal shareholders of the Company and with John W. Adams. The partnerships own the following properties with the ownership interests of the Company and the EMC/Pengo Affiliates indicated:

                                                                   EMC/PENGO
                                                  SERVICO          AFFILIATES
HOTEL                                             INTEREST          INTEREST
-----                                             --------          --------
Holiday Inn, Augusta, Georgia                       51%               49%
Holiday Inn, Fort Wayne, Indiana                    51%               49%
Hilton Hotel, Sioux City, Iowa                      51%               49%
Crowne Plaza, Worcester, Massachusetts              51%               49%
Crowne Plaza, Saginaw, Michigan                     51%               49%
Holiday Inn, Richfield, Ohio                        51%               49%


         During 1997 the Company purchased all of the minority interests held by the EMC/Pengo affiliates in the three partnerships which owned the Holiday Inn Select, Phoenix, AZ, the Holiday Inn, Manhattan, KS and the Holiday Inn, Lawrence, KS for approximately $11,800,000.

         Subsidiaries of the Company serve as the General Partner for each of the partnerships. Additionally, Servico receives management fees from the partnerships with respect to each of these hotels. During 1997, such fees were approximately $1,042,000.

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

    (b)   Reports on Form 8-K:

          During the quarter ended December 31, 1997, the Company did not file any reports on Form 8-K. However, a report on Form 8-K was filed on March 26, 1998 relating to an Agreement and Plan of Merger, dated as of March 20, 1998, among Servico, Impac, SHG, Servico Merger-Sub, and Impac Merger-Sub.

                         Servico, Inc. and Subsidiaries

                          Index to Financial Statements
                        Covered by Report of Independent
                          Certified Public Accountants
                             [Item 14(a)(1) and (2)]


  Consolidated Financial Statements

  Report of Independent Certified Public Accountants................................................F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1996......................................F-3

  Consolidated Statements of Income for the Years Ended
    December 31, 1997, 1996 and 1995................................................................F-4

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1997, 1996 and 1995....................................................F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995 ...............................................................F-6

Notes to Consolidated Financial Statements..........................................................F-8


All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

               Report of Independent Certified Public Accountants

The Stockholders and
  Board of Directors
Servico, Inc.

We have audited the accompanying consolidated balance sheets of Servico, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Servico, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP

West Palm Beach, Florida
February 16, 1998, except for
   paragraph one of
   Note 11, as to which the date
   is March 5, 1998 and for
   paragraph two of Note 11,
   as to which the date
   is March 20, 1998

                         Servico, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     DECEMBER 31,
                                                               ----------------------
                                                                  1997         1996
                                                               --------      --------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                                  $ 15,243      $ 19,473
    Accounts receivable, net of allowances                       11,023         7,742
    Other receivables                                               930           855
    Inventories                                                   4,485         2,796
    Deferred income taxes                                         2,254         2,067
    Other current assets                                          7,969         5,047
                                                               --------      --------
Total current assets                                             41,904        37,980

Property and equipment, net                                     534,080       364,922
Investment in unconsolidated entities                               995           906
Other assets, net                                                50,672        35,978
                                                               --------       -------
                                                               $627,651      $439,786
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                           $  7,543      $  6,369
    Accrued liabilities                                          27,355        23,100
    Current portion of long-term obligations                      5,728        22,719
                                                               --------      --------
Total current liabilities                                        40,626        52,188

Long-term obligations, less current portion                     323,320       284,880
Deferred income taxes                                            10,615         8,353

Commitments and contingencies

Minority interests                                               13,555        19,627

Stockholders' equity:
    Common stock, $.01 par value-25,000,000
      shares authorized; 20,974,852 and
      9,369,605 shares issued and outstanding at
      December 31, 1997 and 1996, respectively                      210            94
    Additional paid-in capital                                  210,998        55,136
    Retained earnings                                            28,327        19,508
                                                               --------      --------
Total stockholders' equity                                      239,535        74,738
                                                               --------      --------
                                                               $627,651      $439,786
                                                               ========      ========



SEE ACCOMPANYING NOTES.

                         Servico, Inc. and Subsidiaries

                        Consolidated Statements of Income




                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                              1997             1996            1995
                                                            ---------       ---------       ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
    Rooms                                                  $ 179,956       $ 156,564       $ 113,902
    Food and beverage                                         80,335          68,803          53,499
    Other                                                     16,366          14,159          11,079
                                                           ---------       ---------       ---------
                                                             276,657         239,526         178,480
Operating expenses:
    Direct:
      Rooms                                                   49,608          43,667          32,140
      Food and beverage                                       60,919          52,761          41,474
    General and administrative                                 8,973           9,297           8,977
    Other                                                     88,036          77,183          59,727
    Depreciation and amortization                             23,023          18,677          12,370
                                                             -------          ------          ------
                                                             230,559         201,585         154,688
                                                             -------         -------         -------
Income from operations                                        46,098          37,941          23,792
Other income (expenses):
    Interest income and other                                  1,720           1,723           1,197
    Gain on litigation settlement                                 --           3,612              --
    Interest expense                                         (25,909)        (29,443)        (17,903)
    Minority interests                                          (960)         (2,060)           (572)
                                                           ---------       ---------       ---------
Income before income taxes and extraordinary item             20,949          11,773           6,514
Provision for income taxes                                     8,379           3,225           2,605
                                                           ---------       ---------       ---------
Income before extraordinary item                              12,570           8,548           3,909
Extraordinary item:
    Loss on extinguishment of indebtedness,
      net of income tax benefit of $2,500
      in 1997 and $232 in 1996                                (3,751)           (348)             --
                                                           ---------       ---------       ---------
Net income                                                 $   8,819       $   8,200       $   3,909
                                                           =========       =========       =========
Earnings per common share:
        Income before extraordinary item                   $     .83       $     .92       $     .45
        Extraordinary item                                      (.25)           (.04)             --
                                                           ---------       ---------       ---------
        Net income per common share                        $     .58       $     .88       $     .45
                                                           =========       =========       =========
        Earnings per common share-assuming dilution
        Income before extraordinary item                   $     .80       $     .88       $     .42
        Extraordinary item                                      (.24)           (.04)             --
                                                           ---------       ---------       ---------
        Net income per common share-assuming dilution      $     .56       $     .84       $     .42
                                                           =========       =========       =========



SEE ACCOMPANYING NOTES.

                         Servico, Inc. and Subsidiaries

                           Consolidated Statements of
                              Stockholders' Equity

                                                         COMMON STOCK              ADDITIONAL                             TOTAL
                                               -----------------------------         PAID-IN           RETAINED       STOCKHOLDERS'
                                                  SHARES           AMOUNT            CAPITAL           EARNINGS          EQUITY
                                               -----------       -----------       -----------       -----------      -----------
                                                                        (In Thousands, Except Share Data)
Balance at December 31, 1994                     8,110,172       $        81       $    39,260       $     7,399      $    46,740
    Issuance of common stock                       830,000                 8             8,157                --            8,165
    Shares retired                                (159,532)               (2)                2                --               --
    401(k) Plan contribution                        38,829                 1               331                --              332
    Exercise of stock options                       26,800                --               107                --              107
    Reduction of valuation allowance                    --                --             3,567                --            3,567
    Net income                                          --                --                --             3,909            3,909
                                               -----------       -----------       -----------       -----------      -----------
Balance at December 31, 1995                     8,846,269                88            51,424            11,308           62,820
    401(k) Plan contribution                        25,536                 1               465                --              466
    Exercise of stock options                      497,800                 5             2,008                --            2,013
    Tax benefit from exercise of
      stock options                                     --                --             1,239                --            1,239
    Net income                                          --                --                --             8,200            8,200
                                               -----------       -----------       -----------       -----------      -----------
Balance at December 31, 1996                     9,369,605                94            55,136            19,508           74,738
    Issuance of common stock                    11,500,000               115           156,085                --          156,200
    401(k) Plan contribution                        49,847                --               282                --              282
    Exercise of stock options                       86,600                 1               437                --              438
    Tax benefit from exercise of
        stock options                                   --                --               175                --              175
    Adjustment from foreign
      currency translations                             --                --              (579)               --             (579)
    Purchase of common stock                       (31,200)               --              (538)               --             (538)
    Net income                                          --                --                --             8,819            8,819
                                               -----------       -----------       -----------       -----------      -----------
Balance at December 31, 1997                    20,974,852       $       210       $   210,998       $    28,327      $   239,535
                                               ===========       ===========       ===========       ===========      ===========


SEE ACCOMPANYING NOTES.

                         Servico, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                       YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                1997             1996           1995
                                                                              ---------       ---------       ---------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                                    $   8,819       $   8,200       $   3,909
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                              23,023          18,677          12,370
      Loss on extinguishment of indebtedness                                      6,251             580              --
      Deferred income taxes                                                       2,216           1,252           1,328
      Minority interests                                                            960           2,060             572
      401(k) Plan contributions                                                     282             548             322
      Provision for (recoveries) losses on receivables                              (69)             27              94
      Equity in (profit) loss of unconsolidated entities                           (107)             63              85
      Gain on litigation settlement                                                  --          (3,868)             --
      Gain on recovery of investments                                                --            (134)             --
      Changes in operating assets and liabilities, net of effect of acquisitions:
           Accounts receivables                                                  (2,017)           (824)         (2,307)
           Inventories                                                           (1,458)           (761)           (399)
           Other assets                                                             425           1,875             272
           Accounts payable                                                       1,174             200            (403)
           Accrued liabilities                                                    2,522           3,075           4,824
                                                                              ---------       ---------       ---------
Net cash provided by operating activities                                        42,021          30,970          20,667
                                                                              ---------       ---------       ---------
INVESTING ACTIVITIES
Acquisitions of property and equipment                                         (143,406)        (70,312)        (73,038)
Capital improvements, net                                                       (48,252)        (26,323)        (20,417)
Purchase of minority interests                                                  (11,748)             --              --
Net deposits for capital expenditures                                           (17,247)         (7,074)         (6,105)
Purchase of marketable securities                                                  (500)             --              --
Payments on notes receivable issued to related parties                              470           1,200              --
Decrease (increase) investment in
    unconsolidated entities                                                          17           2,198          (2,118)
Notes receivable issued to related parties                                           --          (1,670)             --
Net proceeds from litigation settlement                                              --           3,868              --
Net proceeds from recovery of investments                                            --             556              --
                                                                               ---------        --------       ---------
Net cash used in investing activities                                          (220,666)        (97,557)       (101,678)
                                                                               ---------        --------       ---------

CONTINUED ON THE FOLLOWING PAGE.

                         Servico, Inc. and Subsidiaries

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                           1997            1996             1995
                                                         ---------       ---------       ---------
                                                                      (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from issuance of long-term
    obligations                                            191,560         166,317         127,141
Proceeds from issuance of common stock                     156,638           2,013           8,272
Principal payments of long-term obligations               (167,647)        (92,216)        (59,498)
Payments of deferred loan costs                             (4,652)         (6,533)         (4,657)
(Distributions to) contributions from minority
    interests                                                 (946)          5,078           8,182
Payments for repurchase of common stock                       (538)             --              --
                                                         ---------       ---------       ---------
Net cash provided by financing activities                  174,415          74,659          79,440
                                                         ---------       ---------       ---------

Net (decrease) increase in cash and cash
    equivalents                                             (4,230)          8,072          (1,571)
Cash and cash equivalents at beginning
    of year                                                 19,473          11,401          12,972
                                                         ---------       ---------       ---------
Cash and cash equivalents at end of year                 $  15,243       $  19,473       $  11,401
                                                         =========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
    Interest, net of amount capitalized                  $  22,109       $  23,147       $  11,935
                                                         =========       =========       =========
    Income taxes paid, net of refunds                    $   1,091       $   2,531       $   1,032
                                                         =========       =========       =========



SEE ACCOMPANYING NOTES.

                         Servico, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Servico, Inc., its wholly owned subsidiaries and consolidated partnerships (collectively, the "Company"), own or manage hotels in 23 states and Canada. At December 31, 1997 and 1996, the Company owned, either wholly or partially, or managed 71 and 61 hotels, respectively.

PRINCIPLES OF CONSOLIDATION

         The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly owned subsidiaries (owning 58 hotels) and partnerships in which Servico exercises control over the partnerships' assets and operations (owning 10 hotels). Servico believes it has control of partnerships when the Company manages and has control of the partnerships' assets and operations, has the ability and authority to enter into financing arrangements on behalf of the entity or to sell the assets of the entity within reasonable business guidelines. An unconsolidated entity (owning 1 hotel) in which the company exercises significant influence over operating and financial policies is accounted for on the equity method. The accounts of 4 hotels which the Company managed for third party owners during all or part of 1997 (2 at December 31, 1997) are not consolidated, however, management fee income earned from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

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

                         Servico, Inc. and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

         The Company capitalizes interest costs incurred during the renovation of capital assets. During the years ended December 31, 1997, 1996 and 1995, the Company capitalized $1,650,000, $644,000 and $632,000 of interest, respectively.

         Management periodically evaluates the Company's property and equipment to determine if there has been any impairment in the carrying value of the assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

DEFERRED COSTS

         Deferred franchise, financing, and other deferred costs of $16,371,000 and $18,248,000 at December 31, 1997 and 1996, respectively, are included in other assets, net of accumulated amortization of $2,509,000 and $4,129,000 at December 31, 1997 and 1996, respectively, which is computed using the straight-line method, over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The fair values of current assets and current liabilities are assumed to be equal to their reported carrying amounts. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. In the opinion of management, the carrying value of long-term debt approximates market value as of December 31, 1997 and 1996.

                         Servico, Inc. and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

         Concentration of credit risk associated with cash and cash equivalents is considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short duration to maturity. Accounts receivable are primarily from major credit card companies, airlines and other travel related companies. The Company performs ongoing evaluations of its significant customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. At December 31, 1997 and 1996, these allowances were $300,000 and $305,000, respectively.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         The Company adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" effective with the period ending December 31, 1997. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods and include common stock contributed or to be contributed by the Company to its employees 401(k) Plan (the "401(k)"). Dilutive earnings per common share include the Company's outstanding stock options, if dilutive.

STOCK BASED COMPENSATION

         The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share are not materially different from amounts reported, therefore, no pro forma information has been presented.

ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. The Company incurred $1,867,000, $1,613,000 and $1,194,000 in advertising costs during 1997, 1996 and
1995, respectively.

                         Servico, Inc. and Subsidiaries

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       PROPERTY AND EQUIPMENT

         At December 31, 1997 and 1996, property and equipment consisted of the following:

                                                       USEFUL
                                                        LIVES
                                                       (YEARS)        1997             1996
                                                       --------     ---------       ---------
                                                                         (IN THOUSANDS)
Land                                                       --       $  48,798       $  32,246
Buildings and improvements                              10-40         430,363         304,388
Furnishings and equipment                                3-10          99,487          72,762
                                                                    ---------       ---------
                                                                      578,648         409,396
Less accumulated depreciation and amortization                        (75,976)        (52,955)
Construction in progress                                               31,408           8,481
                                                                    ---------       ---------
                                                                    $ 534,080       $ 364,922
                                                                    =========       =========



     During the year ended December 31, 1997, the Company purchased 12 hotels for an aggregate purchase price of $140,300,000 which were paid for by the delivery of mortgage notes totaling $72,655,000 and cash for the balance. The 12 hotels purchased, containing an aggregate of 3,002 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company. In addition, the Company increased its ownership interests in three partnerships, owning three hotels, from 51% to 100% for approximately $11,800,000. The minority partners in the above partnerships are affiliates of Energy Management Corporation ("EMC") (see Note 8 for further information on
EMC).

                         Servico, Inc. and Subsidiaries

2.   PROPERTY AND EQUIPMENT (CONTINUED)

         During the year ended December 31, 1996, the Company purchased eight hotels and entered into three partnerships which purchased an additional three hotels. The aggregate purchase price for the eleven hotels was $60,700,000 and was paid for by the delivery of mortgage notes totaling $40,600,000 and cash for the balance, of which approximately $2,000,000 was contributed by the minority partners. In addition, in May 1996, the Company increased its ownership interests in two partnerships, owning two hotels, from 25% to 51% for approximately $3,000,000. As a result of the increase in ownership, the accounts of these two partnerships are included in the Company's consolidated financial statements. The minority partners in all five of the above partnerships are affiliates of EMC. The thirteen hotels combined above, containing an aggregate of 2,479 guest rooms, are operated under license agreements with nationally recognized franchisors and are managed by the Company.

         Unaudited pro forma results of operations assuming the 12 hotels acquired in 1997 were acquired on January 1, 1996, and the 13 hotels acquired in 1996 were acquired on January 1, 1995, are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                  1997          1996         1995
                                                --------      --------      --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                        $334,340      $320,127      $221,342
Income before extraordinary item                  15,532         9,384         4,708
Net income                                        11,781         9,036         4,708
Earnings per share:

   Income before extraordinary item             $   1.02      $   1.01      $    .54
   Net income                                   $    .78      $    .97      $    .54
Earnings per share-assuming dilution:

   Income before extraordinary item             $    .99      $    .96      $    .51
   Net income                                   $    .75      $    .93      $    .51

Weighted average shares                           15,183         9,295         8,651
Diluted shares                                    15,640         9,751         9,319


                         Servico, Inc. and Subsidiaries

3.       ACCRUED LIABILITIES

         At December 31, 1997 and 1996, accrued liabilities consisted of the following:

                                               1997          1996
                                              -------      -------
                                                  (IN THOUSANDS)
         Salaries and related costs           $10,775      $ 9,117
         Real estate taxes                      4,118        2,500
         Interest                               1,969        2,335
         Advance deposits                       1,666        1,842
         Sales taxes                            2,523        1,781
         Other                                  6,304        5,525
                                              -------      -------
                                              $27,355      $23,100
                                              =======      =======

4.       LONG-TERM OBLIGATIONS

         At December 31, 1997 and 1996, long-term obligations consisted of the following:

                                                                                1997             1996
                                                                              ---------       ---------
                                                                                   (IN THOUSANDS)
         Mortgage notes payable with fixed rates ranging from 8.6%
           to 10.7%, variable rates ranging from Prime (8.5% at
           December 31, 1997) and LIBOR (5.7% at December 31, 1997)
           plus 1.8% to 3.5%, payable through 2010                            $ 319,286       $ 284,180
         Other                                                                    9,762          23,419
                                                                              ---------       ---------
                                                                                329,048         307,599
         Less current portion of long-term obligations                           (5,728)        (22,719)
                                                                              ---------       ---------
                                                                              $ 323,320       $ 284,880
                                                                              =========       =========



         Substantially, all of the Company's property and equipment are pledged as collateral for long-term obligations of which approximately $164,400,000 has been guaranteed by Servico, Inc. Certain of the mortgage notes are subject to a prepayment penalty if repaid prior to their maturity.

         During 1997 Servico completed a secondary offering of 11.5 million shares of common stock at $14.50 per share, which resulted in net proceeds to Servico of $156,000,000. The Company repaid, prior to maturity, approximately $128,000,000 in debt secured by 21 of its hotels and, as a result, recorded, an extraordinary loss on early extinguishment of debt of approximately $3,800,000 (net of income tax benefit of $2,500,000) relating to the write-off of unamortized loan costs associated with the debt. Seventeen of these hotels have subsequently been used to secure approximately $81,200,000 in new variable rate mortgage notes which generated approximately $78,300,000 of net proceeds for use in the acquisition of new properties. The Company has also refinanced eight other properties generating approximately $3,100,000 in net proceeds. As a result of the debt repayment and the refinancings, the Company has no debt maturing in the next twelve months.

                         Servico, Inc. and Subsidiaries

4.  LONG-TERM OBLIGATIONS (CONTINUED)

         During 1996, the Company refinanced certain long-term obligations on 20 of its hotels. The Company issued approximately $123,200,000 in new variable rate mortgage notes, satisfied approximately $84,500,000 of existing obligations, paid approximately $5,000,000 in fees and expenses, escrowed approximately $1,300,000 for future use by the Company and generated approximately $32,400,000 of net proceeds. In addition, the Company recorded approximately $7,400,000 in non-cash deferred loan costs which were being amortized over 36 months. In accordance with the loan agreements, these deferred loan costs were reduced by approximately $2,400,000 and the unamortized costs were written off when the loans were repaid, prior to maturity, in June 1997. In connection with this refinancing the Company recorded an extraordinary loss on early extinguishment of debt of $348,000 (net of income taxes of $232,000).

         Maturities of long-term obligations for each of the five years after December 31, 1997 and thereafter, are as follows (IN THOUSANDS):

                           1998                     $     5,728
                           1999                           5,243
                           2000                         164,117
                           2001                          13,641
                           2002                           5,272
                           Thereafter                   135,047
                                                    ------------
                                                    $   329,048
                                                    ===========
5.       INCOME TAXES

         Provision for income taxes for the Company is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                 1997                                1996                                 1995
                     ------------------------------      ------------------------------      ------------------------------
                     CURRENT     DEFERRED    TOTAL       CURRENT     DEFERRED     TOTAL      CURRENT     DEFERRED     TOTAL
                     ------      ------      ------      ------      ------      ------      ------      ------      ------
                                                                 (IN THOUSANDS)
Federal              $3,289      $3,186      $6,475      $1,322      $1,170      $2,492      $  751      $1,262      $2,013
State and local       1,693         211       1,904         651          82         733         526          66         592
                     ------      ------      ------      ------      ------      ------      ------      ------      ------
                     $4,982      $3,397      $8,379      $1,973      $1,252      $3,225      $1,277      $1,328      $2,605
                     ======      ======      ======      ======      ======      ======      ======      ======      ======



                         Servico, Inc. and Subsidiaries

5.   INCOME TAXES (CONTINUED)

         The components of the cumulative effect of temporary differences in the deferred income tax liability and asset balances at December 31, 1997 and 1996, are as follows:

                                                           1997                                         1996
                                          --------------------------------------       -----------------------------------------
                                                         CURRENT      NON-CURRENT                     CURRENT        NON-CURRENT
                                           TOTAL          ASSET        LIABILITY        TOTAL          ASSET         LIABILITY
                                          --------       --------       --------       --------       --------       -----------
                                                                            (IN THOUSANDS)
Property and equipment                    $ 21,151       $     --       $ 21,151       $ 20,201       $     --       $ 20,201
Net operating loss carryforward             (7,905)          (605)        (7,300)       (10,286)          (605)        (9,681)
Alternative minimum tax credits             (3,739)            --         (3,739)        (1,371)            --         (1,371)
Self-insurance reserve                        (878)          (878)            --           (928)          (928)            --
Vacation pay accrual                          (681)          (681)            --           (438)          (438)            --
Other                                          413            (90)           503           (892)           (96)          (796)
                                          --------       --------       --------       --------       --------       --------
                                          $  8,361       $ (2,254)      $ 10,615       $  6,286       $ (2,067)      $  8,353
                                          ========       ========       ========       ========       ========       ========



         The difference between income taxes using the effective income tax rate and the federal income tax statutory rate of 34% is as follows:

                                                     YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1997         1996          1995
                                               -------      -------       -------
                                                         (IN THOUSANDS)
Federal income tax at statutory rate           $ 7,123      $ 4,003       $ 2,215
State income taxes, net                          1,256          483           390
Tax benefit with respect to legal
  settlement                                        --       (1,261)           --
                                               -------      -------       -------
                                               $ 8,379      $ 3,225       $ 2,605
                                               =======      =======       =======


         As of December 31, 1997, the Company had a net operating loss carryforward of approximately $22,100,000 for federal income tax purposes which expires in the years 2005 through 2008. The full amount of the income tax benefit of this net operating loss carryforward has been reflected in the Consolidated Financial Statements of the Company in prior years.

                         Servico, Inc. and Subsidiaries

6.   EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             1997                 1996                1995
                                                        --------------       -------------       -------------
Numerator:
     Income before extraordinary item                   $   12,570,000       $   8,548,000       $   3,909,000
     Extraordinary item                                     (3,751,000)           (348,000)                 --
                                                        --------------       -------------        ------------
     Net income                                         $    8,819,000       $   8,200,000       $   3,909,000
                                                        ==============       =============       =============
Denominator:
     Denominator for basic earnings per
      share - weighted-average shares                        15,183,000           9,295,000          8,652,000
     Effect of dilutive securities:
         Employee stock options                                457,000             456,000             667,000
                                                            ----------          ----------        ------------
     Denominator for dilutive earnings per
      share - adjusted weighted-average shares              15,640,000           9,751,000           9,319,000
                                                            ==========           =========        ============
Basic earnings per share:
     Income before extraordinary item                   $          .83       $         .92        $        .45
     Extraordinary item                                           (.25)               (.04)                 --
                                                        --------------       -------------        ------------
     Net income                                         $          .58       $         .88        $        .45
                                                        ==============       =============        ============
Diluted earnings per share:
     Income before extraordinary item                   $          .80       $         .88        $        .42
     Extraordinary item                                           (.24)               (.04)                 --
                                                        --------------       -------------        ------------
     Net income                                         $          .56       $         .84        $        .42
                                                        ==============       =============        ============


         All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per share".

7.   COMMITMENTS AND CONTINGENCIES

         Six of the Company's hotels are subject to long-term ground leases expiring from 2014 through 2075 which provide for minimum payments as well as incentive rent payments and most of the Company's hotels have noncancellable operating leases, mainly for operating equipment. The land covered by one lease can be purchased by the Company for approximately $2,600,000. For the years ended December 31, 1997, 1996 and 1995, lease expense for the five noncancellable ground leases and noncancellable operating leases was approximately $1,624,000, $1,381,000 and $1,280,000, respectively.

                         Servico, Inc. and Subsidiaries

7.     COMMITMENTS AND CONTINGENCIES (continued)

         At December 31, 1997, the future minimum commitments for noncancellable leases are as follows (IN THOUSANDS):

                     1998             $    1,727
                     1999                  1,490
                     2000                  1,306
                     2001                  1,162
                     2002                    920
                     Thereafter           27,820
                                      ----------
                                      $   34,425
                                      ==========

         The Company has entered into license agreements with various hotel chains which require annual payments for license fees, reservation services and advertising fees. The license agreements generally have an original ten year term. The majority of the Company's license agreements have five to ten years remaining on the term. The licensors may require the Company to upgrade its facilities at any time to comply with the licensor's then current standards. Upon the expiration of the term of a license, the Company may apply for a license renewal. In connection with the renewal of a license, the licensor may require payment of a renewal fee, increased license, reservation and advertising fees, as well as substantial renovation of the facility. Payments made in connection with these agreements totaled approximately $14,498,000, $12,401,000 and $8,649,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The license agreements are subject to cancellation in the event of a default, including the failure to operate the hotel in accordance with the quality standards and specifications of the licensors. The Company believes that the loss of a license for any individual hotel would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes it will be able to renew its current licenses or obtain replacements of a comparable quality.

         Sixteen hotels which the Company owns are operated under license agreements that require the Company to make certain capital improvements in accordance with a specified time schedule. Further, in connection with the financing of the Company's hotels (see Note 4) and the acquisition of other hotels (see Note 2), the Company has agreed to make certain capital improvements and has approximately $29,800,000 escrowed for such improvements which is included in other assets on the accompanying balance sheet. The Company estimates its remaining obligations for all the above commitments to be approximately $32,000,000 of which approximately $29,000,000 is expected to be spent in 1998 and the balance during 1999.

                         Servico, Inc. and Subsidiaries

7.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has maintenance agreements, primarily on a one to three year basis, which resulted in expenses of approximately $2,497,000, $2,106,000 and $1,699,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon the facts known by management and the advice of counsel, have a material adverse effect on the Company's financial condition or results of operations.

8.       RELATED PARTY TRANSACTIONS

         In March 1995, the Company issued 800,000 shares of its common stock at a price of $10 per share to an affiliate of EMC. In connection with the acquisition of the 800,000 shares, an affiliate of EMC agreed to make an additional $8,000,000 equity investment in partnerships or joint ventures with the Company for the purpose of acquiring hotel properties. At December 31, 1997, affiliates of EMC held minority interests in six consolidated partnerships owning six hotels.

9.       EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN

         The Company makes contributions to several multi-employer pension plans for employees of various subsidiaries covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. Certain withdrawal penalties may exist, the amount of which are not determinable at this time. The cost of such contributions during the years ended December 31, 1997, 1996 and 1995, was approximately $412,000, $499,000 and $433,000, respectively.

         The Company adopted, the 401(k) for the benefit of its non-union employees under which participating employees may elect to contribute up to 10% of their compensation. The Company may match an employee's elective contributions to the 401(k), subject to certain conditions, with shares of the Company's common stock equal to up to 100% of the amount of such employee's elective contributions. These employer contributions vest at a rate of 20% per year beginning in the third year of employment. The cost of these contributions during the years ended December 31, 1997, 1996 and 1995, was $282,000, $548,000
and $322,000, respectively. The 401(k) does not require a contribution by the Company.

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

                         Servico, Inc. and Subsidiaries

9.       EMPLOYEE BENEFITS PLANS AND STOCK OPTION PLAN (CONTINUED)

         In addition, in August 1997 each non-employee director was awarded an option to acquire 20,000 shares of common stock at an exercise price equal to the fair market price on date of grant. Such options became exercisable upon date of grant and were granted outside of the Servico Stock Option plan.

         The following table indicates all options granted and their status:

                                                OPTION PRICE
                                  NUMBER           RANGE
                                OF SHARES        PER SHARE
                                ---------       ------------
Balance December 31, 1994       1,130,500       $ 4.00-8.63
   Granted                         50,000              9.50
   Exercised                      (26,800)             4.00
   Forfeited                      (16,500)             8.63
                                ---------       -----------
Balance December 31, 1995       1,137,200          4.00-9.50
   Granted                        216,500        10.75-16.13
   Exercised                     (497,800)         4.00-9.50
   Forfeited                      (38,900)        8.63-10.75
                                ---------       -----------
Balance December 31, 1996         817,000         4.00-16.13
   Granted (a)                    977,700        15.25-16.81
   Exercised                      (86,600)        4.00-10.75
   Forfeited                      (19,400)        8.63-10.75
                                ---------       -----------
Balance December 31, 1997       1,688,700       $ 4.00-16.81
                                =========       ===========


     (a) Approximately 670,000 of the options granted in 1997 are subject to shareholder approval at the next annual meeting.

         At December 31, 1997, there were 843,340 options exercisable, of which 92,400 were subsequently exercised at prices between $4.00-$10.75 per share. The income tax benefit, if any, associated with the exercise of stock options is credited to additional paid-in capital.

10.      CERTAIN NON-RECURRING EVENTS

         In January 1996, the Company entered into an agreement with its former chief Executive Officer in connection with his resignation from the Company and its Board of Directors. This agreement provided for payments totaling approximately $830,000 over a twenty-four month period, the cost of which is included in other operating expenses for the year ended December 31, 1996.

         In March 1996, the Company received approximately $3,900,000 in connection with the settlement of a lawsuit brought of behalf of Servico, against a bank group and law firm, based on alleged breaches prior to 1990 of their duties to the Company. This amount, less approximately $300,000 of associated expenses, in included in other income for the year ended December 31, 1996.

11.      SUBSEQUENT EVENTS

         In November, 1997 the Company signed definitive agreements to purchase a partnership which owns 15 full service hotels. On March 5, 1998, the Company purchased controlling interest in the entity which presently owns a 99% interest in the partnership owning the hotels. The Company currently intends to sell five of the hotels and to retain ten hotels containing 1,772 rooms. The purchase price of the hotels will be approximately $75,000,000 and is expected to be paid for by the assumption of approximately $63,000,000 in debt and cash for the balance. This transaction is expected to be completed during the second quarter of 1998.

         On March 20, 1998, the Company signed a definitive agreement with a privately owned hotel company to merge and form a new publicly owned company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the merged company's common stock for each share of Servico stock held by them (approximately 21,000,000 shares). The owners of the private company will initially receive 6,000,000 shares of common stock of the merged company and an additional 1,400,000 shares upon the completion of construction of six hotels during 1999. The merged company will own and manage 140 hotels. (136 of which will be owned) with more than 26,000 rooms and operate in 35 states and Canada. The merger will be accounted for under the purchase method of accounting and is expected to close in June 1998 subject to customary conditions, including regulatory approvals and approval by the Company's shareholders.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                         -----------
          2.1              (I)      Servico's Consolidated Third Restated Amended Plan of Reorganization

          2.2              (X)      Agreement and Plan of Merger, dated as of March 20, 1998, among Servico,
                                    Impac, SHG, Servico Merger-Sub, and Impac Merger-Sub.

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

         10.27             (IX)     Employment agreement between Karyn Marasco and the Company, dated
                                    May 2, 1997.

         10.28                      Acquisition Agreement dated as of November 7, 1997 by and among Prime
                                    Motor Inns Limited Partnership, Prime-American Realty Corp. and the
                                    Company.

         10.29                      Stock Purchase Agreement dated as of December 9, 1997 by and among
                                    Prime-American Realty Corp, Prime Hospitality , Inc. and the Company.

         10.30                      First Amendment to Acquisition Agreement dated March 12, 1998 among
                                    Prime Motor Inns Limited Partnership, Prime-American Realty Corp.  and
                                    the Company.

         10.31             (X)      Voting Agreement, dated as of March 20, 1998, between Servico and Certain
                                    Members of Impac.

         10.32             (X)      Voting Agreement, dated as of March 20, 1998, between Servico and Certain
                                    Other Members of Impac.

         21                         Subsidiaries of the Company

         23                         Consent of Independent Certified Public Accountants

         27.1                       Financial Data Schedule -- 1997

         27.2                       Amended Financial Data Schedule -- 1996


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

(IX) This exhibit is incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1997, filed August 14, 1997.

(X) This exhibit is incorporated by reference to the Company's Form 8-K filed March 26, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                              SERVICO, INC.

                                              BY: /s/ DAVID BUDDEMEYER
                                                  ---------------------------
                                                  David Buddemeyer, President
                                                  And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on March 31, 1998.


     SIGNATURE                                          TITLE
     ---------                                          -----
/s/ DAVID  BUDDEMEYER                        Chairman of the Board of Directors,
-------------------------------------        President and Chief Executive Officer
David Buddemeyer



/s/ WARREN M. KNIGHT                         Vice President-Finance and
-------------------------------------        Chief Financial and Principal
Warren M. Knight                             Accounting Officer



/s/ JOSEPH C. CALABRO                        Director
-------------------------------------
Joseph C. Calabro



/s/ MICHAEL A. LEVEN                         Director
-------------------------------------
Michael A. Leven



/s/ PETER R. TYSON                           Director
-------------------------------------
Peter R. Tyson



/s/ RICHARD H. WEINER                        Director
-------------------------------------
Richard H. Weiner

