Form 10-Q
period 1998-03-31
SERVICO INC
filed 1998-05-15
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Period Ended March 31, 1998


                                       OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to _________


                           Commission File No. 1-11342

                                  SERVICO, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                         65-0350241
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1601 Belvedere Road, West Palm Beach, FL                      33406
--------------------------------------------            ------------------
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

                Yes   X            No
                   ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                                 Outstanding as of May 12, 1998
   -----                                 ------------------------------
   Common                                          21,061,595

                         SERVICO, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of
             March 31, 1998 and December 31, 1997                                                3

          Condensed Consolidated Statements of
             Income for the Three Months Ended
             March 31, 1998 and 1997                                                             4

          Condensed Consolidated Statements of
             Stockholders' Equity for the Three Months
             Ended March 31, 1998 and for the Year
             Ended December 31, 1997                                                             5

          Condensed Consolidated Statements of
             Cash Flows for the Three Months Ended
             March 31, 1998 and 1997                                                             6

          Notes to Condensed Consolidated Financial
             Statements                                                                          7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                                         10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                      15

SIGNATURES                                                                                      16


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SERVICO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,           DECEMBER 31,
                                                                              1998                  1997
                                                                           ----------            ----------
                                                                           (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                             $   15,167            $   15,243
     Accounts receivable, net of allowances                                    15,378                11,023
     Other current assets                                                      18,200                15,638
                                                                           ----------            ----------
Total current assets                                                           48,745                41,904

Property and equipment, net                                                   576,175               534,080
Deposits for capital expenditures                                              38,605                30,901
Other assets, net                                                              31,329                20,766
                                                                           ----------            ----------
                                                                           $  694,854            $  627,651
                                                                           ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $   10,640            $    7,543
     Accrued liabilities                                                       33,455                27,355
     Current portion of long-term obligations                                   5,530                 5,728
                                                                           ----------            ----------
Total current liabilities                                                      49,625                40,626

Long-term obligations, less current portion                                   376,793               323,320
Deferred income taxes                                                          11,116                10,615

Commitments and contingencies

Minority interests                                                             13,881                13,555

Stockholders' equity:
     Common Stock, $.01 par value--25,000,000 shares authorized; 21,074,872 shares and 20,974,852 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                        210                   210
     Additional paid-in capital                                               211,906               210,998
     Retained earnings                                                         31,323                28,327
                                                                           ----------            ----------
Total stockholders' equity                                                    243,439               239,535
                                                                           ----------            ----------
                                                                           $  694,854            $  627,651
                                                                           ==========            ==========

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                         SERVICO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998            1997
                                                    --------       --------
Revenues:
   Rooms                                            $ 55,833       $ 41,494
   Food and beverage                                  22,146         17,275
   Other                                               4,902          3,878
                                                    --------       --------
                                                      82,881         62,647

Operating expenses:
   Direct:
       Rooms                                          15,509         11,150
       Food and beverage                              17,647         13,603
   General and administrative                          2,387          2,203
   Depreciation and amortization                       7,207          5,399
   Other                                              27,650         21,611
                                                    --------       --------
                                                      70,400         53,966
                                                    --------       --------

Income from operations                                12,481          8,681

Other income (expenses):
   Interest income and other                             454            373
   Interest expense                                   (7,846)        (8,024)
   Minority interests                                    (94)          (513)
                                                    --------       --------
Income before income taxes                             4,995            517
Provision for income taxes                             1,999            207
                                                    --------       --------
Net income                                          $  2,996       $    310
                                                    ========       ========

Income per common share:                            $    .14       $    .03
                                                    ========       ========


Income per common share-assuming dilution           $    .14       $    .03
                                                    ========       ========



SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                  COMMON STOCK               ADDITIONAL                            TOTAL
                                           ----------------------------        PAID-IN           RETAINED       STOCKHOLDERS'
                                              SHARES          AMOUNT           CAPITAL           EARNINGS          EQUITY
                                           ----------       -----------      -----------       -----------      -----------
Balance at December 31, 1996                9,369,605       $        94      $    55,136       $    19,508      $    74,738
   401(k) Plan contribution                    49,847                --              282                --              282
   Exercise of stock options                   86,600                 1              437                --              438
   Tax benefit from exercise of
     stock options                                 --                --              175                --              175
   Adjustment from foreign
     currency translation                          --                --             (579)               --             (579)
   Issuance of common stock                11,500,000               115          156,085                --          156,200
   Purchase of common stock                   (31,200)               --             (538)               --             (538)
   Net income                                      --                --               --             8,819            8,819
                                           ----------       -----------      -----------       -----------      -----------
Balance at December 31, 1997               20,974,852               210          210,998            28,327          239,535
   401(k) Plan contribution                     7,620                --              138                --              138
   Exercise of stock options                   92,400                --              515                --              515
   Adjustment from foreign
     currency translation                          --                --              255                --              255
   Net income                                      --                --               --             2,996            2,996
                                           ----------       -----------      -----------       -----------      -----------
Balance at March 31, 1998                  21,074,872       $       210      $   211,906       $    31,323      $   243,439
                                           ==========       ===========      ===========       ===========      ===========





The data for the three months ended March 31, 1998 is unaudited.

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         1998           1997
                                                                     ----------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  9,568       $ 10,082

INVESTING ACTIVITIES:
   Capital expenditures, net                                            (14,258)       (10,656)
   Acquisitions of property and equipment                               (35,411)            --
   Net deposits for capital expenditures                                 (5,232)            --
   Deposits for asset purchases                                          (8,558)            --
   Other                                                                    692            348
                                                                       --------       --------
   Net cash used in investing activities                                (62,767)       (10,308)
                                                                       --------       --------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations                       54,788         14,763
   Net proceeds from issuance of common stock                               515            147
   Principal payments on long-term obligations                           (1,512)       (13,946)
   Payments of deferred loan costs                                         (900)          (826)
   Contributions from (distributions to) minority interests                 232           (150)
                                                                       --------       --------
   Net cash provided by (used in) financing activities                   53,123            (12)
                                                                       --------       --------

Net decrease in cash and cash equivalents                                   (76)          (238)

Cash and cash equivalents at beginning of period                         15,243         19,473
                                                                       --------       --------
Cash and cash equivalents at end of period                             $ 15,167       $ 19,235
                                                                       ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest, net of amount capitalized                                 $  6,636       $  6,422
                                                                       ========       ========

   Income taxes                                                        $    285       $     92
                                                                       ========       ========



SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 62 hotels) and partnerships (owning 10 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of two hotels which the Company manages for third party owners are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   DEFERRED COSTS

Deferred franchise, financing and other deferred costs of $17.3 million and $16.4 million at March 31, 1998 and December 31, 1997, respectively, are included in other assets, net of accumulated amortization of $3.3 million and $2.5 million at March 31, 1998 and December 31, 1997, respectively, which is computed using the straight-line method over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3.   LONG-TERM OBLIGATIONS

During the three months ended March 31, 1998, the Company borrowed $54.8 million, primarily secured by mortgage notes on nine hotels. The funds were used to purchase four hotels (included in the nine above) for an aggregate purchase price of $35.4 million; to fund escrow accounts of $10.8 million for future renovations on the four hotels purchased; and to make deposits of $8.6 million relating to the future acquisition of an additional 15 hotels.

4.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1998             1997
                                                        -----------      -----------
Numerator:
     Net income                                         $ 2,996,000      $   310,000
                                                        ===========      ===========
Denominator:
     Denominator for basic earnings per
       share - weighted average shares                   20,989,000        9,389,000
     Effect of dilutive securities:
       Employee stock options                               448,000          537,000
                                                        -----------      -----------
     Denominator for dilutive earnings per
       share - adjusted weighted average shares          21,437,000        9,926,000
                                                        ===========      ===========
Basic earnings per share:
     Net income                                         $       .14      $       .03
                                                        ===========      ===========
Diluted earnings per share:
     Net income                                         $       .14      $       .03
                                                        ===========      ===========



All prior-period earnings per share amounts have been restated to conform to Financial Accounting Standards Board Statement No. 128 "Earnings Per Share".

5.   COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.

6.   COMPREHENSIVE INCOME

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The adoption of this statement does not have a material impact on the financial statements of the Company.

7.   OTHER EVENTS

In November 1997, the Company signed definitive agreements to purchase a partnership which owns 15 full-service hotels. On March 5, 1998, the Company purchased for $8.6 million limited partnership units in the entity which presently owns a 99% interest in the partnership owning the hotels. The Company currently intends to sell five of the hotels and to retain ten hotels containing 1,772 rooms. The purchase price of the hotels will be approximately $75 million and is expected to be paid for by the assumption of approximately $63 million in debt and cash (which includes the $8.6 million) for the balance. This transaction is expected to be completed during the second quarter of 1998.

On March 20, 1998, the Company signed a definitive agreement with a privately owned hotel company to merge and form a new publicly owned company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the merged company's common stock for each share of Servico stock held by them (approximately 21,000,000 shares). The owners of the private company will initially receive 6,000,000 shares of common stock of the merged company and an additional 1,400,000 shares upon the completion of construction of six hotels during 1999. The merged company will own and manage 140 hotels, (136 of which will be owned) with more than 26,000 rooms and operate in 35 states and Canada. The merger will be accounted for under the purchase method of accounting and is expected to close during the third quarter of 1998 subject to customary conditions, including receipt of regulatory approvals and approval by the Company's shareholders.

ITEM 2.    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate, revenue per available room ("RevPAR") and earnings before interest, taxes, depreciation and amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns and weather conditions. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

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

During 1997 and the first quarter of 1998, the Company purchased a total of 16 hotels (14 subsequent to September 1997) and acquired 100% ownership in three hotels owned by partnerships in which the Company previously had majority ownership. The average purchase price of the 16 hotels was $42,522 per room and the Company expects to spend approximately $10,900 per room in renovations and capital assets for a total cost per room of $53,422. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company's operating results were materially impacted by these acquisition and renovation activities. In order to better illustrate underlying trends of the Company's core hotel base, the Company tracks the performance of both Stabilized Hotels and Reposition Hotels. The Stabilized Hotels currently include all hotels which were acquired by the Company through 1994 and 19 of the hotels acquired during 1995 and 1996 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include five of the hotels acquired during 1995 and 1996, 12 hotels acquired during 1997 and the four hotels acquired during the first quarter of 1998, all of which are still the subject of management's post acquisition repositioning and renovation initiatives. All of the hotels acquired during 1997 were acquired after the first quarter, therefore, the performance measures for the Reposition Hotels are not comparable to the prior period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997 (THE "1997 QUARTER")

At March 31, 1998, the Company owned 72 hotels, managed two hotels for third party owners and had a minority investment in one hotel compared with 56 hotels owned, three managed for third party owners and a minority investment in one hotel at March 31, 1997. Occupancy and average daily rate for owned hotels operated fully for the 1998 Quarter was 64.8% and $74.38, respectively, compared with 63.4% and $73.45, respectively, for the 1997 Quarter.

RevPAR for the Stabilized Hotels increased 2.7% during the 1998 Quarter to $48.40 from $47.11 during the 1997 Quarter. The occupancy level and average daily rate for the Stabilized Hotels during the 1998 Quarter was 66.1% and $73.22, respectively, compared with 64.3% and $73.26, respectively, for the 1997 Quarter. The increase in occupancy for the Stabilized Hotels during the quarter was attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels operated fully during the 1998 Quarter were $47.75, 61.6% and $77.51, respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during 1998. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $82.9 million for the 1998 Quarter, a 32.3% increase over revenues of $62.6 million for the 1997 Quarter. This increase in revenues, is primarily attributable to the Reposition Hotels.

Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $33.2 million for the 1998 Quarter and $24.8 million for the 1997 Quarter. This increase was primarily related to the revenues generated by the Reposition Hotels. Other operating expenses for the Company were $27.7 million for the 1998 Quarter and $21.6 million for the 1997 Quarter. This $6.1 million increase was attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $7.2 million for the 1998 Quarter and $5.4 million for the 1997 Quarter. Included in this $1.8 million increase was $1.4 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

As a result of the above, income from operations was $12.5 million for the 1998 Quarter as compared to $8.7 million for the 1997 Quarter, an increase of 43.8% despite a $.5 million negative impact associated with three highly seasonal properties located in Northwestern New York which were acquired during the 1998 Quarter.

Interest expense, net of interest income, was $7.4 million for the 1998 Quarter, a $.3 million decrease from the $7.7 million for the 1997 Quarter. The hotels acquired during 1997 and 1998 had $2 million of interest expense during the 1998 Quarter. This interest expense was offset by a $2.3 million decrease in interest expense for hotels operated during both the 1998 and 1997 quarters. This decrease was primarily a result of a reduction in the level of debt and effective interest rate related to debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources.

After a provision for income taxes of $2 million for the 1998 Quarter and $.2 million for the 1997 Quarter, the Company had net income of $3 million ($.14 per share) for the 1998 Quarter and $.3 million ($.03 per share) for the 1997 Quarter.

The following table summarizes certain operating data for the Company's hotels for the three months ended March 31, 1998 and 1997:

                                       March 31, 1998                    March 31, 1997
                       ---------------------------------------------     --------------
                                                Average
                       Number of                 Daily
                        Hotels    Occupancy       Rate        RevPAR        RevPAR
                       ---------  ---------     -------       ------        ------
Pre 1997 Hotels
     Stabilized           51        66.1%        $73.22       $48.40       $47.11
     Reposition            5        47.2%        $80.17       $37.84       $40.70

1997 Acquisitions
     Stabilized           --           --            --           --            *
     Reposition           12        66.0%        $76.93       $50.77            *

Total Stabilized          51        66.1%        $73.22       $48.40       $47.11
Total Reposition**        17        61.6%        $77.51       $47.75       $40.70
                         ---
Total Company**           68        64.8%        $74.38       $48.20       $46.57
                         ===


* Hotels not comparable in prior year.

**Excludes four hotels purchased by the Company during the first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings before interest, taxes, depreciation and amortization ("EBITDA") for the 1998 Quarter of $19.8 million, a 39.7 % increase over the $14.2 million for the 1997 Quarter. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1998 Quarter was $9.6 million as compared to $10.1 million for the 1997 Quarter.

At March 31, 1998, the Company had a working capital deficit of $.9 million as compared to working capital of $1.3 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1:1 at March 31, 1998 and 1:1 at December 31, 1997.

At March 31, 1998, the Company's long-term obligations were $376.8 million compared with $323.3 million at December 31, 1997.

In June 1997, Servico completed a secondary offering of 10,00,000 shares of common stock at $14.50 per share. An additional 1,500,000 shares were issued in July 1997 upon exercise by the underwriter of the over-allotment option. The offering resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.8 million and as additional working capital.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of March 31, 1998, has approximately $38.5 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $41.1 million, of which approximately $38.6 million is expected to be spent during the remainder of 1998, and the balance is expected to be spent during 1999.

In November 1997, the Company signed definitive agreements to purchase a partnership which owns 15 full-service hotels. On March 5, 1998, the Company purchased limited partnership units for $8.6 million in the entity which presently owns a 99% interest in the partnership owning the hotels. The Company currently intends to sell five of the hotels and to retain ten hotels containing 1,772 rooms. The purchase price of the hotels will be approximately $75 million and is expected to be paid for by the assumption of approximately $63 million in debt and cash (which includes the $8.6 million) for the balance. This transaction is expected to be completed during the second quarter of 1998.

On March 20, 1998, the Company signed a definitive agreement with a privately owned hotel company to merge and form a new publicly owned company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the merged company's common stock for each share of Servico stock held by them (approximately 21,000,000 shares). The owners of the private company will initially receive 6,000,000 shares of common stock of the merged company and an additional 1,400,000 shares upon the completion of construction of six hotels during 1999. The merged company will own and manage 140 hotels, (136 of which will be owned) with more than 26,000 rooms and operate in 35 states and Canada. The merger will be accounted for under the purchase method of accounting and is expected to close during the third quarter of 1998 subject to customary conditions, including regulatory approvals and approval by the Company's shareholders.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27       Financial Data Schedule (for SEC use only).

          (b)     Reports on Form 8-K

                  A report on Form 8-K was filed on March 26, 1998, relating to an Agreement and Plan of Merger, dated as of March 20, 1998, among Servico, Impac, SHG, Servico Merger-Sub, and Impac Merger-Sub.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SERVICO, INC.
                                        Registrant



DATE: May 15, 1998                      /s/ David Buddemeyer
                                        ---------------------------------------
                                        David Buddemeyer
                                        Chairman of the Board of Directors,
                                        President  and Chief Executive Officer




DATE: May 15, 1998                      /s/ Warren M. Knight
                                        ---------------------------------------
                                        Warren M. Knight
                                        Vice President-Finance and
                                        Chief Financial and Principal
                                        Accounting Officer