Form 10-K/A
period 1997-12-31
SERVICO INC
filed 1998-06-08
CIK 89121

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


     [X] Amendment to Application or Report Filed Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                             Commission File Number
                                    0-23444

                                 SERVICO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                      65-0350241
------------------------------                         -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1601 BELVEDERE ROAD
WEST PALM BEACH, FLORIDA                               33406
---------------------------------------                -------------------------
(Address of principal executive offices)               (Zip Code)


                                 (561) 689-9970
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K



--------------------------------------------------------------------------------

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to amend Items 6 and 7 to Part II, as set forth in the pages attached hereto:

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

                                                     1997          1996          1995          1994          1993
                                                     ----          ----          ----          ----          ----
                                                                 (In Thousands, Except Per Share Data)
Revenues                                           $276,657      $239,526      $178,480      $149,683      $128,998
Income before extraordinary items,
   net of taxes                                      12,570         8,548         3,909         2,781         1,777
Net income                                            8,819         8,200         3,909         4,217         1,777
EBITDA (a)                                           69,559        57,915        36,894        26,376        19,697
Earnings per common share (b):
   Income before extraordinary items,
     net of taxes                                       .83           .92           .45           .36           .25
   Net income                                           .58           .88           .45           .54           .25
Earnings per common share- assuming dilution:
     Income before extraordinary items,
       net of taxes                                     .80           .88           .42           .33           .25
     Net income                                         .56           .84           .42           .51           .25
Basic weighted averages shares                       15,183         9,295         8,651         7,827         7,061
Diluted weighted average shares                      15,640         9,751         9,319         8,335         7,131
Cash dividends per common share                          --            --            --            --            --
End of period:
   Total assets                                    $627,651      $439,786      $324,202      $228,900      $191,270
   Long-term obligations                            323,320       284,880       210,242       143,830       114,841
   Total stockholders' equity                       239,535        74,738        62,820        46,740        35,008

(a) Represents earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values and management believes it is a useful indicator of the Company's ability to meet its debt service requirements. EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles ("GAAP"). EBITDA is a non-GAAP measure and, therefore, it is not calculated identically by all companies. The presentation herein may not be comparable to other similarly titled measures as other companies. The following table presents the Company's computations of EBITDA:

                                         1997          1996            1995           1994             1993
                                         ----          ----            ----           ----             ----
Net income                             $  8,819       $  8,200       $  3,909       $  4,217       $  1,777
Extraordinary items, net of taxes         3,751            348             --         (1,436)            --
Income taxes                              8,379          3,225          2,605          1,855          1,184
Interest and other income                (1,720)        (1,723)        (1,197)          (325)          (399)
Interest expense                         25,909         29,443         17,903         12,554         11,330
Depreciation                             23,023         18,677         12,370          9,465          8,028
Amortization                                438            375            139            197              2
Minority interest-other                     960          2,060            572            171           (446)
Non-recurring items                          --         (2,690)           593           (322)        (1,779)
                                       --------       --------       --------       --------       --------
EBITDA                                 $ 69,559       $ 57,915       $ 36,894       $ 26,376       $ 19,697
                                       ========       ========       ========       ========       ========

(b) All prior-period earnings per share amounts have been restated to conform to the Financial Accounting Standards Board Statement No. 128 "Earnings per Share".

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

     Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $276.7 million for 1997, a 15.5% increase over revenues of $239.5 million for 1996. Of this $37.2 million increase in revenues, approximately $9.2 million was attributable to the Stabilized Hotels primarily as a result of the 6.4% increase in RevPAR discussed above. The Reposition Hotels contributed approximately $28 million to the increase in revenues, of which approximately $14.6 million related to the Reposition Hotels acquired in 1996 which were not operated for the full year of 1996 but were operated for the full year of 1997. The 1997 Acquisitions contributed the remaining balance of approximately $13.4 million.

     Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $110.5 million for 1997 and $96.4 million for 1996. Of the $14.1 million increase, $13.1 million is directly attributable to the Reposition Hotels with approximately $5.9 million relating to 1997 Acquisitions. The direct operating expenses for the Stabilized Hotels were $87.3 million (41.7% of related direct revenues) for 1997 as compared to $86.2 million (42.9% of related direct revenues) for 1996. The decrease in operating expenses as a percentage of revenues was a result of the combined effect of strong revenue growth and continued emphasis on cost controls. Other operating expenses for the Company were $88 million for 1997 and $77.2 million for 1996. This increase of $10.8 million represents the expenses incurred by the Reposition Hotels associated with the generation of the $28 million increase in revenues discussed above. Depreciation and amortization expense for the Company was $23 million for 1997 and $18.7 million for 1996. Included in this $4.3 million increase was $2.7 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

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

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SERVICO, INC.


Date: June 8, 1998        By: /s/ Warren M. Knight
                              ------------------------------------
                              Warren M. Knight
                              Vice President-Finance and Chief Financial Officer