Form 10-Q
period 1998-06-30
SERVICO INC
filed 1998-08-14
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________



                           Commission File No. 1-11342
                                               --------


                                  SERVICO, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                     65-0350241
------------------------------------                 ------------------
  (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


1601 Belvedere Road, West Palm Beach, FL                   33406
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


       (Registrant's telephone number, including area code) (561) 689-9970
-------------------------------------------------------------------------------


                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                          Outstanding as of August 12, 1998
             -----                          ---------------------------------

             Common                                     19,429,395

                         SERVICO, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997                                                 3

          Condensed Consolidated Statements of
             Income for the Three and Six Months Ended
             June 30, 1998 and 1997                                                              4

          Condensed Consolidated Statements of
             Stockholders' Equity for the Six Months
             Ended June 30, 1998 and for the Year
             Ended December 31, 1997                                                             5

          Condensed Consolidated Statements of
             Cash Flows for the Six Months Ended
             June 30, 1998 and 1997                                                              6

          Notes to Condensed Consolidated Financial
             Statements                                                                          7


Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                                         10


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                   16

SIGNATURES                                                                                      17



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         SERVICO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    JUNE 30,    DECEMBER 31,
                                                                      1998          1997
                                                                    --------    -----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                      $ 39,035      $ 15,243
     Accounts receivable, net of allowances                           17,513        11,023
     Inventories                                                       5,526         4,485
     Prepaid expenses                                                  8,593         7,469
     Other current assets                                              4,673         3,684
                                                                    --------      --------
Total current assets                                                  75,340        41,904

Property and equipment, net                                          660,176       534,080
Deposits for capital expenditures                                     14,822        30,901
Other assets, net                                                     29,830        20,766
                                                                    --------      --------
                                                                    $780,168      $627,651
                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $ 12,187      $  7,543
     Accrued liabilities                                              39,086        27,355
     Current portion of long-term obligations                          5,057         5,728
                                                                    --------      --------
Total current liabilities                                             56,330        40,626

Long-term obligations, less current portion                          282,844       323,320
Deferred income taxes                                                 17,506        10,615

Commitments and contingencies

Minority interests:
     Preferred redeemable securities                                 175,000            --
     Other                                                            14,520        13,555

Stockholders' equity:
     Common Stock, $.01 par value--25,000,000
        shares authorized; 19,992,811 shares and
        20,974,852 shares issued and outstanding                         200           210
     Additional paid-in capital                                      196,216       210,998
     Retained earnings                                                37,552        28,327
                                                                    --------      --------
Total stockholders' equity                                           233,968       239,535
                                                                    --------      --------
                                                                    $780,168      $627,651
                                                                    ========      ========


SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                       -------------------------       -------------------------
                                                         1998            1997            1998             1997
                                                       ---------       ---------       ---------       ---------
Revenues:
   Rooms                                               $  68,928       $  46,499       $ 124,761       $  87,993
   Food and beverage                                      28,394          20,401          50,540          37,676
   Other                                                   5,066           4,276           9,968           8,154
                                                       ---------       ---------       ---------       ---------
                                                         102,388          71,176         185,269         133,823
                                                       ---------       ---------       ---------       ---------
Operating expenses:
   Direct:
       Rooms                                              18,563          12,238          34,072          23,388
       Food and beverage                                  20,813          15,180          38,460          28,783
   General and administrative                              2,442           2,089           4,829           4,292
   Depreciation and amortization                           7,552           5,500          14,758          10,899
   Other                                                  31,302          21,242          58,952          42,854
                                                       ---------       ---------       ---------       ---------
                                                          80,672          56,249         151,071         110,216
                                                       ---------       ---------       ---------       ---------
Income from operations                                    21,716          14,927          34,198          23,607

Other income (expenses):
   Interest income and other                                 246             298             700             671
   Loss on asset disposition                                (432)             --            (432)             --
   Interest expense                                       (8,286)         (8,177)        (16,132)        (16,202)
   Minority interests:
       Preferred redeemable securities                      (311)             --            (311)             --
       Other                                                (729)           (143)           (823)           (656)
                                                       ---------       ---------       ---------       ---------
Income before income taxes
     and extraordinary item                               12,204           6,905          17,200           7,420
Provision for income taxes                                 4,881           2,762           6,880           2,968
                                                       ---------       ---------       ---------       ---------
Income before extraordinary item                           7,323           4,143          10,320           4,452
Extraordinary item:
   Loss on early extinguishment of debt,
       net of income taxes of $730 in 1998
       and $2,500 in 1997                                 (1,095)         (3,751)         (1,095)         (3,751)
                                                       ---------       ---------       ---------       ---------
Net income                                             $   6,228       $     392       $   9,225       $     701
                                                       =========       =========       =========       =========

Earnings per common share:
       Income before extraordinary item                $     .35       $     .43       $     .49       $     .47
       Extraordinary item                                   (.05)           (.39)           (.05)           (.40)
                                                       ---------       ---------       ---------       ---------
       Net income                                      $     .30       $     .04       $     .44       $     .07
                                                       =========       =========       =========       =========

Earnings per common share-assuming dilution:
       Income before extraordinary item                $     .34       $     .42       $     .49       $     .45
       Extraordinary item                                   (.05)           (.38)           (.05)           (.38)
                                                       ---------       ---------       ---------       ---------
       Net income                                      $     .29       $     .04       $     .44       $     .07
                                                       =========       =========       =========       =========




SEE ACCOMPANYING NOTES.

SERVICO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)




                                                  COMMON STOCK                 ADDITIONAL                            TOTAL
                                          -----------------------------         PAID-IN           RETAINED       STOCKHOLDERS'
                                             SHARES           AMOUNT            CAPITAL           EARNINGS          EQUITY
                                          -----------       -----------       -----------       -----------      ------------
Balance at December 31, 1996                9,369,605       $        94       $    55,136       $    19,508      $    74,738
   401(k) Plan contribution                    49,847                --               282                --              282
   Exercise of stock options                   86,600                 1               437                --              438
   Tax benefit from exercise of
     stock options                                 --                --               175                --              175
   Adjustment from foreign
     currency translation                          --                --              (579)               --             (579)
   Issuance of common stock                11,500,000               115           156,085                --          156,200
   Repurchase of common stock                 (31,200)               --              (538)               --             (538)
   Net income                                      --                --                --             8,819            8,819
                                          -----------       -----------       -----------       -----------      -----------
Balance at December 31, 1997               20,974,852               210           210,998            28,327          239,535
   401(k) Plan contribution                     7,859                --               147                --              147
   Exercise of stock options                  133,500                --               977                --              977
   Adjustment from foreign
     currency translation                          --                --              (272)               --             (272)
   Repurchase of common stock              (1,123,400)              (10)          (15,634)               --          (15,644)
   Net income                                      --                --                --             9,225            9,225
                                          -----------       -----------       -----------       -----------      -----------
Balance at June 30, 1998                   19,992,811       $       200       $   196,216       $    37,552      $   233,968
                                          ===========       ===========       ===========       ===========      ===========





The data for the six months ended June 30, 1998 is unaudited.

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                        1998            1997
                                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  33,310       $  21,747

INVESTING ACTIVITIES:
   Capital expenditures, net                                            (29,795)        (23,456)
   Acquisitions of property and equipment                               (53,491)         (8,842)
   Net deposits for capital expenditures                                 15,741          (1,274)
   Net proceeds from sale of assets                                       2,373              --
   Other                                                                  1,361             479
                                                                      ---------       ---------
   Net cash used in investing activities                                (63,811)        (33,093)
                                                                      ---------       ---------

FINANCING ACTIVITIES:
   Principal payments on long-term obligations                         (158,734)       (156,602)
   (Distributions to) contributions from minority interests                 142          (1,250)
   Payments of deferred loan costs                                       (7,151)         (1,154)
   Repurchase of common stock                                           (15,644)             --
   Net proceeds from issuance of common stock                               977         135,290
   Proceeds from issuance of long-term obligations                      234,703          40,354
                                                                      ---------       ---------
   Net cash provided by financing activities                             54,293          16,638
                                                                      ---------       ---------

Net increase in cash and cash equivalents                                23,792           5,292

Cash and cash equivalents at beginning of period                         15,243          19,473
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  39,035       $  24,765
                                                                      =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest, net of amount capitalized                                $  14,338       $  13,950
                                                                      =========       =========

   Income taxes paid, net of refunds                                  $     592       $     437
                                                                      =========       =========

Non-cash acquisition of property:
   Addition to property and equipment                                 $  58,061              --
                                                                      =========       =========

   Addition to long-term debt                                         $  58,061              --
                                                                      =========       =========



SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 76 hotels) and partnerships (owning 10 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of two hotels which the Company managed for third party owners during the six months ended June 30, 1998, are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the three and six months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   DEFERRED COSTS

Deferred franchise, financing and other deferred costs of $23.7 million and $16.4 million at June 30, 1998 and December 31, 1997, respectively, are included in other assets, net of accumulated amortization of $3.6 million and $2.5 million at June 30, 1998 and December 31, 1997, respectively, which is computed using the straight-line method over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3.   LONG-TERM OBLIGATIONS

During the six months ended June 30, 1998, the Company borrowed $59.7 million, primarily secured by mortgage notes on nine hotels. The funds were used to purchase four hotels (included in the nine above) for an aggregate purchase price of $35.4 million; to fund escrow accounts of $10.8 million for future renovations on the four hotels purchased; and $13.5 million for the acquisition of an additional 14 hotels. The Company assumed an additional $58 million of existing mortgage notes as part of the acquisition of the 14 hotels, which acquisition was completed in June 1998. Additionally, the Company repaid $161.6 million of long-term obligations (including the $58 million assumed) with the proceeds of the issuance of the securities discussed in Note 4 below.

4.   PREFERRED REDEEMABLE SECURITIES

In June 1998, the Company issued $175 million of Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, all of which were used to repay existing debt.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                           --------------------      --------------------
                                                             1998         1997         1998        1997
                                                           -------      -------      -------      -------
Numerator:
   Income before extraordinary items                       $ 7,323      $ 4,143      $10,320      $ 4,452
   Effect of dilutive securities:
       Minority interest - preferred
          redeemable securities                                187           --          187           --
                                                           -------      -------      -------      -------
       Numerator for diluted earnings per share            $ 7,510      $ 4,143      $10,507      $ 4,452
                                                           =======      =======      =======      =======

Denominator:
   Denominator for basic earnings per share-
       weighted average shares                              20,795        9,525       20,871        9,476
                                                           -------      -------      -------      -------
   Effect of dilutive securities:
       Employee stock options                                  356          428          403          468
       Convertible preferred securities                        718           --          359           --
                                                           -------      -------      -------      -------
   Dilutive potential common shares                          1,074          428          762          468
                                                           -------      -------      -------      -------
       Denominator for diluted earnings per
          share-adjusted weighted average
          shares and assumed conversions                    21,869        9,953       21,633        9,944
                                                           =======      =======      =======      =======

Basic earnings per share                                   $   .35      $   .43      $   .49      $   .47

Diluted earnings per share                                 $   .34      $   .42      $   .49      $   .45



All prior-period earnings per share amounts have been restated to conform to Financial Accounting Standards Board Statement No. 128 "Earnings Per Share".

6.   COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business, the impact of which would not, either individually or in the aggregate, in management's opinion, based upon facts currently known by it and discussions with counsel, have a material adverse effect on the Company's financial condition or results of operations.

7.   COMPREHENSIVE INCOME

Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The adoption of this statement does not have a material impact on the financial statements of the Company.

8.   OTHER EVENTS



On March 20, 1998, the Company signed a definitive agreement with a privately owned hotel company to merge and form a new publicly owned company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the merged company's common stock for each share of Servico stock held by them (approximately 21,000,000 shares). The owners of the private company will initially receive 6,000,000 shares of common stock of the merged company and an additional 1,400,000 shares upon the completion of construction of six hotels during 1999, subject to adjustment based on the trading price of Servico's common stock during a defined period prior to the merger. The merged company will own and manage approximately 140 hotels, (136 of which will be owned) with more than 26,000 rooms and operate in 35 states and Canada. The merger will be accounted for under the purchase method of accounting with Servico being the acquiring company, and is expected to close during the third quarter of 1998 subject to customary conditions, including receipt of regulatory approvals and approval by the Company's shareholders.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate, revenue per available room ("RevPAR") and earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") margins. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns and weather conditions. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

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

During 1997 and 1998, the Company purchased a total of 30 hotels (28 subsequent to September 1997) containing a total of 6,430 guest rooms and acquired 100% ownership in three hotels owned by partnerships in which the Company previously had majority ownership. The Company intends to sell four of the purchased hotels, containing a total of 526 rooms. The average purchase price of the remaining 26 hotels was $40,557 per room and the Company expects to spend approximately $12,000 per room in renovations and capital assets for a total cost per room of $52,557. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company's operating results were materially impacted by these acquisition and renovation activities. In order to better illustrate underlying trends of the Company's hotel base, the Company categorizes its hotels as either stabilized ("Stabilized Hotels") or repositioned ("Reposition Hotels") and tracks their respective performance. The Stabilized Hotels currently include 54 hotels which were acquired by the Company through 1997 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include two of the hotels acquired prior to 1997, 12 hotels acquired during 1997 and 18 hotels acquired during 1998, all of which are still the subject of management's post acquisition repositioning and renovation initiatives. Since 28 of the hotels acquired during 1997 and 1998 were acquired subsequent to September 1997, the performance measures for the Reposition Hotels are not comparable to the prior period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 (THE "1997 QUARTER")

At June 30, 1998, the Company owned 85 hotels, managed two hotels for third party owners and had a minority investment in one hotel compared with 56 hotels owned, three managed for third party owners and a minority investment in one hotel at June 30, 1997. Occupancy and average daily rate for owned hotels for the 1998 Quarter was 72.4% and $73.44, respectively, compared with 70.9% and $72.52, respectively, for the 1997 Quarter.

RevPAR for the Stabilized Hotels increased 3% during the 1998 Quarter to $53.38 from $51.82 during the 1997 Quarter. The occupancy level and average daily rate for the Stabilized Hotels during the 1998 Quarter was 73.5% and $72.63, respectively, compared with 71.1% and $72.89, respectively, for the 1997 Quarter. The increase in occupancy for the Stabilized Hotels during the quarter was attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during the 1998 Quarter were $52.49, 68.8% and $76.29, respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during 1998. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $102.4 million for the 1998 Quarter, a 43.8% increase over revenues of $71.2 million for the 1997 Quarter. This increase in revenues, is primarily attributable to the Reposition Hotels.

Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $39.4 million for the 1998 Quarter and $27.4 million for the 1997 Quarter. This increase was primarily related to the revenues generated by the Reposition Hotels. Other operating expenses for the Company were $31.8 million for the 1998 Quarter and $21.2 million for the 1997 Quarter. This $10.6 million increase was attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $7.6 million for the 1998 Quarter and $5.5 million for the 1997 Quarter. Included in this $2.1 million increase was 1.7 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

As a result of the above, income from operations was $21.3 million for the 1998 Quarter as compared to $14.9 million for the 1997 Quarter, an increase of 43%.

Interest expense, net of interest income, was $8.6 million for the 1998 Quarter, a $.4 million increase from the $8.2 million for the 1997 Quarter. The hotels acquired during 1997 and 1998 had $2 million of interest expense during the 1998 Quarter. This interest expense was offset by a $1.6 million decrease in interest expense for hotels acquired prior to 1997. This decrease was primarily a result of a reduction in the level of debt and effective interest rate related to debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources.

During the 1998 Quarter, the Company repaid, prior to maturity, approximately $104 million in debt and, as a result, recorded as an extraordinary item a loss on early extinguishment of debt of approximately $1.1 million (net of income taxes of $.7 million) relating to the write-off of unamortized loan costs associated with the debt.

After a provision for income taxes of $4.9 million for the 1998 Quarter and $2.8 million for the 1997 Quarter, the Company had income before extraordinary items of $7.3 million ($.34 per share) for the 1998 Quarter and $4.1 million ($.42 per share) for the 1997 Quarter.

The following table summarizes certain operating data for the Company's hotels for the three months ended June 30, 1998 and 1997:


                                         June 30, 1998                  June 30, 1997
                           ------------------------------------------  --------------
                                                   Average
                          Number of                 Daily
                           Hotels     Occupancy     Rate       RevPAR       RevPAR
                          ---------   ---------    --------    ------       ------
      Pre 1997 Hotels
           Stabilized         54        73.5%    $   72.63   $   53.38   $   51.82
           Reposition          2        49.5%    $   60.11   $   29.75   $   34.90

      1997 Acquisitions
           Stabilized         --        --           --          --           *
           Reposition*        12        70.8%    $   77.49   $   54.86        *

      Total Stabilized        54        73.5%    $   72.63   $   53.38   $   51.82
      Total Reposition**      14        68.8%    $   76.29   $   52.49   $   37.52
                           ------
      Total Company**         68        72.4%    $   73.44   $   53.17   $   51.42
                           ======

          *  Hotels not comparable in prior year.
          ** Excludes 18 hotels purchased by the Company during 1998, 14 of which were purchased in June 1998.

SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD") AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD")

Occupancy and average daily rate for owned hotels for the 1998 Period was 68.6% and $73.88, respectively, compared with 67.2% and $72.96, respectively, for the 1997 Period.

RevPAR for the Stabilized Hotels increased 2.9% during the 1998 Period to $50.96 from $49.53 during the 1997 Period. The occupancy level and average daily rate for the Stabilized Hotels during the 1998

Period was 69.9% and $72.90, respectively, compared with 67.8% and $73.06, respectively, for the 1997 Period. The increase in occupancy for the Stabilized Hotels during the quarter was attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during the 1998 Period were $49.84, 64.8% and $76.92, respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during 1998. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

Revenues for the Company were $185.3 million for the 1998 Period, a 38.5% increase over revenues of $133.8 million for the 1997 Period. This increase in revenues, is primarily attributable to the Reposition Hotels.

Direct operating expenses for the Company were $72.5 million for the 1998 Period and $52.2 million for the 1997 Period. This increase was primarily related to the revenues generated by the Reposition Hotels. Other operating expenses for the Company were $59.4 million for the 1998 Period and $42.9 million for the 1997 Period. This $16.5 million increase was attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $14.8 million for the 1998 Period and $10.9 million for the 1997 Period. Included in this $3.9 million increase was $3 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

As a result of the above, income from operations was $34.2 million for the 1998 Period as compared to $23.6 million for the 1997 Period, an increase of 44.9% despite a $.5 million negative impact associated with three highly seasonal properties located in northwestern New York which were acquired during the first quarter of 1998.

Interest expense, net of interest income, was $16.4 million for the 1998 Period, as compared to $16.2 million for the 1997 Period. The hotels acquired during 1997 and 1998 had $4 million of interest expense during the 1998 Period. This interest expense was offset by a $3.8 million decrease in interest expense for hotels acquired prior to 1997. This decrease was primarily a result of a reduction in the level of debt and effective interest rate related to debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources.

During the 1998 Period, the Company repaid, prior to maturity, approximately $104 million in debt and, as a result, recorded as an extraordinary item, a loss on early extinguishment of debt of approximately $1.1 million (net of income taxes of $.7 million) relating to the write-off of unamortized loan costs associated with the debt.

After a provision for income taxes of $6.9 million for the 1998 Period and $3 million for the 1997 Period, the Company had income before extraordinary items of $10.3 million ($.49 per share) for the 1998 Period and $4.5 million ($.45 per share) for the 1997 Period.

The following table summarizes certain operating data for the Company's hotels for the six months ended June 30, 1998 and 1997:

                                                June 30, 1998                        June 30, 1997
                                -----------------------------------------------      -------------
                                                           Average
                                Number of                  Daily
                                  Hotels    Occupancy       Rate         RevPAR         RevPAR
                                --------      ----         ------       -------         -------
          Pre 1997 Reposition
               Stabilized           54        69.9%        $72.90       $ 50.96         $ 49.53
               Reposition            2        47.8%        $74.85       $ 35.78         $ 39.26

          1997 Acquisitions
               Stabilized            -            -             -             -             *
               Reposition*          12        68.4%        $77.22       $ 52.82             *

          Total Stabilized          54        69.9%        $72.90       $ 50.96         $ 49.53
          Total Reposition**        14        64.8%        $76.92       $ 49.84         $ 39.71
                                -------
          Total Company**           68        68.6%        $73.88       $ 50.68         $ 49.03
                                =======

   *  Hotels not comparable in prior year.
  ** Excludes 18 hotels purchased by the Company during the first quarter 1998, 14 of which were purchased in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") for the 1998 Period of $49.3 million, a 42 % increase over the $34.7 million for the 1997 Period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1998 Period was $33.3 million as compared to $21.7 million for the 1997 Period.

At June 30, 1998, the Company had working capital of $19 million as compared to working capital of $1.3 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.3:1 at June 30, 1998 and 1:1 at December 31, 1997. At June 30, 1998, the Company's long-term obligations were $282.8 million, not including $175 million of preferred redeemable securities. The Company's long-term obligations were $323.3 million at December 31, 1997.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of June 30, 1998, has approximately $14.8 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $60.7 million, of which approximately $33.6 million is expected to be spent during the remainder of 1998, and the balance is expected to be spent during 1999.

In June 1997, Servico completed a secondary offering of 10,000,000 shares of common stock, at $14.50 per share. An additional 1,500,000 shares were issued in July 1997 upon exercise by the underwriter of the over-allotment option. The offering resulted in net proceeds to Servico of $156 million which were used to repay $128 million of debt, to purchase the minority interests in three majority owned hotels for $11.8 million and as additional working capital.

In June 1998 the Company completed the acquisition of an entity owning 14 hotels containing 2,298 guest rooms. The Company intends to sell four of these hotels containing 526 guest rooms and will spend approximately $26 million to renovate and reposition the remaining 10 hotels. The acquisition price for the 14 hotels was $75 million and was paid for by the assumption of $58 million in existing debt and $1.5 million in other liabilities and the balance with existing cash.

Additionally in June 1998, the Company issued $175 million of Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds all of which were used to repay existing debt.

On March 20, 1998, the Company signed a definitive agreement with a privately owned hotel company to merge and form a new publicly owned company. Under the terms of the agreement, the Company's existing shareholders will receive one share of the merged company's common stock for each share of Servico stock held by them (approximately 21,000,000 shares). The owners of the private company will initially receive 6,000,000 shares of common stock of the merged company and an additional 1,400,000 shares upon the completion of construction of six hotels during 1999 subject to adjustment based on the trading price of Servico's common stock during a defined period prior to the merger. The merged company will own and manage 140 hotels, (136 of which will be owned) with more than 26,000 rooms and operate in 35 states and Canada. The merger will be accounted for under the purchase method of accounting and is expected to close during the third quarter of 1998 subject to customary conditions, including regulatory approvals and approval by the Company's shareholders.

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

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which express "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the merger with Impac, including the failure to realize synergies or the benefits from the transaction, renovation and operation of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the significant levels of indebtedness of the Company and the Company's ability to service such indebtedness or to refinance such indebtedness, the availability of capital to finance growth, the historical cyclicality of the lodging industry and other factors described in other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward- looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  27       Financial Data Schedule (for SEC use only).

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SERVICO, INC.
                                    Registrant



                                    /s/ David Buddemeyer
DATE: August 14, 1998               -------------------------------------------
                                    David Buddemeyer
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer



                                    /s/ Warren M. Knight
DATE: August 14, 1998               -------------------------------------------
                                    Warren M. Knight
                                    Vice President-Finance and
                                    Chief Financial and Principal
                                    Accounting Officer