Form 10-Q
period 1998-09-30
SERVICO INC
filed 1998-11-17
CIK 89121

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Period Ended September 30, 1998


                                       OR


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from _________________ to _________________


                           Commission File No. 1-11342
                                               -------


                                  SERVICO, INC.
             (Exact name of registrant as specified in its charter)


             Florida                                        65-0350241
 ---------------------------------                      -------------------
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                      Identification No.)


1601 Belvedere Road, West Palm Beach, FL                     33406
----------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

       (Registrant's telephone number, including area code) (561) 689-9970
                                                           -----------------

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

                                 Yes  [X]        No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Class                               Outstanding as of November 12, 1998
       -----                               -----------------------------------

       Common                                           18,439,809

                         SERVICO, INC. AND SUBSIDIARIES
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page No.
                                                                                            --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997                                            3

         Condensed Consolidated Statements of
            Operations for the Three and Nine Months Ended
            September 30, 1998 and 1997                                                         4

         Condensed Consolidated Statements of
            Stockholders' Equity for the Nine Months
            Ended September 30, 1998 and for the Year
            Ended December 31, 1997                                                             5

         Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            September 30, 1998 and 1997                                                         6

         Notes to Condensed Consolidated Financial
            Statements                                                                          7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                            10

Item 4.  Submission of Matters to a Vote of Security Holders                                   16

Item 5.  Other Information                                                                     17

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                      18

SIGNATURES                                                                                     19



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         SERVICO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   SEPTEMBER 30,
                                                                       1998       DECEMBER 31,
                                                                   (UNAUDITED)       1997
                                                                   -----------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 26,257      $ 15,243
     Accounts receivable, net of allowances                            16,150        11,023
     Inventories                                                        5,776         4,485
     Prepaid expenses                                                   9,665         7,469
     Other current assets                                               4,306         3,684
                                                                     --------      --------
Total current assets                                                   62,154        41,904

Property and equipment, net                                           681,439       534,080
Deposits for capital expenditures                                      12,553        30,901
Other assets, net                                                      30,502        20,766
                                                                     --------      --------
                                                                     $786,648      $627,651
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $ 11,531      $  7,543
     Accrued liabilities                                               34,303        27,355
     Current portion of long-term obligations                           4,511         5,728
                                                                     --------      --------
Total current liabilities                                              50,345        40,626

Long-term obligations, less current portion                           330,062       323,320
Deferred income taxes                                                  15,213        10,615

Commitments and contingencies

Minority interests:
     Preferred redeemable securities                                  175,000            --
     Other                                                             14,763        13,555

Stockholders' equity:
     Common Stock, $.01 par value--25,000,000
        shares authorized; 18,460,268 shares and
        20,974,852 shares issued and outstanding                          184           210
     Additional paid-in capital                                       177,292       210,998
     Retained earnings                                                 23,789        28,327
                                                                     --------      --------
Total stockholders' equity                                            201,265       239,535
                                                                     --------      --------
                                                                     $786,648      $627,651
                                                                     ========      ========




SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -------------------------       -------------------------
                                                                     1998           1997             1998             1997
                                                                  ---------       ---------       ---------       ---------
Revenues:
   Rooms                                                          $  72,512       $  46,193       $ 197,273       $ 134,186
   Food and beverage                                                 24,133          18,279          74,673          55,955
   Other                                                              4,715           4,119          14,683          12,273
                                                                  ---------       ---------       ---------       ---------
                                                                    101,360          68,591         286,629         202,414
                                                                  ---------       ---------       ---------       ---------
Operating expenses:
   Direct:
       Rooms                                                         19,943          12,593          54,015          35,981
       Food and beverage                                             19,115          14,165          57,575          42,948
   General and administrative                                         2,408           2,306           7,237           6,598
   Depreciation and amortization                                      7,769           5,764          22,528          16,663
   Other                                                             34,751          21,428          93,703          64,282
                                                                  ---------       ---------       ---------       ---------
                                                                     83,986          56,256         235,058         166,472
                                                                  ---------       ---------       ---------       ---------
Income from operations                                               17,374          12,335          51,571          35,942

Other income (expenses):
   Interest income, and other                                           335             534           1,035           1,206
   Loss on asset disposition                                             --              --            (432)             --
   Interest expense                                                  (5,761)         (4,360)        (21,893)        (20,562)
   Settlement on swap transactions                                  (31,492)             --         (31,492)             --
   Minority interests:
       Preferred Redeemable Securities                               (3,012)             --          (3,323)             --
       Other                                                           (303)           (252)         (1,126)           (908)
                                                                  ---------       ---------       ---------       ---------
Income (loss) before income
taxes and extraordinary item                                        (22,859)          8,257          (5,660)         15,678
Provision for (benefit from) income taxes                            (9,144)          3,302          (2,264)          6,270
                                                                  ---------       ---------       ---------       ---------
Income (loss) before extraordinary item                             (13,715)          4,955          (3,396)          9,408
Extraordinary item:
   Loss on early extinguishment of debt,
       net of income tax benefit of $761
       in 1998 and $2,500 in 1997                                       (47)             --          (1,142)         (3,751)
                                                                  ---------       ---------       ---------       ---------
Net income (loss)                                                 $ (13,762)      $   4,955       $  (4,538)      $   5,657
                                                                  =========       =========       =========       =========

Earnings per common share:
       Income (loss) before extraordinary item                    $    (.71)      $     .24       $    (.17)      $     .71
       Extraordinary item                                                --              --            (.06)           (.28)
                                                                  ---------       ---------       ---------       ---------

       Net income (loss)                                          $    (.71)      $     .24       $    (.23)      $     .43
                                                                  =========       =========       =========       =========

Earnings per common share - assuming dilution:
       Income (loss) before extraordinary item                    $    (.71)      $     .23       $    (.17)      $     .69
       Extraordinary item                                                --              --            (.06)           (.27)
                                                                  ---------       ---------       ---------       ---------

       Net income (loss)                                          $    (.71)      $     .23       $    (.23)      $     .42
                                                                  =========       =========       =========       =========



SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                      COMMON STOCK               ADDITIONAL                             TOTAL
                                             -----------------------------         PAID-IN           RETAINED        STOCKHOLDERS'
                                                SHARES            AMOUNT           CAPITAL           EARNINGS           EQUITY
                                             -----------       -----------       -----------       -----------      -------------
Balance at December 31, 1996                   9,369,605       $        94       $    55,136       $    19,508       $    74,738
   401(k) Plan contribution                       49,847                --               282                --               282
   Exercise of stock options                      86,600                 1               437                --               438
   Tax benefit from exercise of stock
     options                                          --                --               175                --               175
   Adjustment from foreign
     currency translation                             --                --              (579)               --              (579)
   Issuance of common stock                   11,500,000               115           156,085                --           156,200
   Repurchase of common stock                    (31,200)               --              (538)               --              (538)
   Net income                                         --                --                --             8,819             8,819
                                             -----------       -----------       -----------       -----------       -----------
Balance at December 31, 1997                  20,974,852               210           210,998            28,327           239,535
   401(k) Plan contribution                       11,416                --                57                --                57
   Exercise of stock options                     134,900                 1               978                --               979
   Adjustment from foreign
     currency translation                             --                --              (696)               --              (696)
   Repurchase of common stock                 (2,660,900)              (27)          (34,045)               --           (34,072)
   Net loss                                           --                --                --            (4,538)           (4,538)
                                             -----------       -----------       -----------       -----------       -----------
Balance at September 30, 1998                 18,460,268       $       184       $   177,292       $    23,789       $   201,265
                                             ===========       ===========       ===========       ===========       ===========



The data for the nine months ended September 30, 1998 is unaudited.

SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                               1998               1997
                                                                            --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES:
   Settlement on swap transactions                                            $  31,492         $      --
   Other                                                                         20,659            32,407
                                                                              ---------         ---------
                                                                                 52,151            32,407
                                                                              ---------         ---------

INVESTING ACTIVITIES:
   Capital expenditures, net                                                    (53,923)          (59,797)
   Acquisitions of property and equipment                                       (58,395)          (23,857)
   Net deposits for capital expenditures                                         17,492              (669)
   Net proceeds from sale of assets                                               2,373                --
   Other                                                                            731               487
                                                                              ---------         ---------
   Net cash used in investing activities                                        (91,722)          (83,836)
                                                                              ---------         ---------

FINANCING ACTIVITIES:
   Principal payments on long-term obligations                                 (167,254)         (158,121)
   (Distributions to) contributions from minority interests                          82            (6,792)
   Payments of deferred loan costs                                               (7,554)           (1,839)
   Repurchase of common stock                                                   (34,072)               --
   Net proceeds from issuance of common stock                                       979           155,841
   Proceeds from issuance of long-term obligations and preferred
     redeemable securities                                                      258,404            81,009
                                                                              ---------         ---------
   Net cash provided by financing activities                                     50,585            70,098
                                                                              ---------         ---------

Net increase in cash and cash equivalents                                        11,014            18,669

Cash and cash equivalents at beginning of period                                 15,243            19,473
                                                                              ---------         ---------

Cash and cash equivalents at end of period                                    $  26,257         $  38,142
                                                                              =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest, net of amount capitalized                                        $  20,211         $  17,739
                                                                              =========         =========

   Income taxes paid, (refunded), net                                         $     592         $    (513)
                                                                              =========         =========

Non-cash acquisition of property:
       Addition to property and equipment                                     $  58,061         $      --
                                                                              =========         =========

       Addition to long-term debt                                             $  58,061         $      --
                                                                              =========         =========




SEE ACCOMPANYING NOTES.

                         SERVICO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   GENERAL

The financial statements consolidate the accounts of Servico, Inc. ("Servico"), its wholly-owned subsidiaries (owning 75 hotels) and partnerships (owning 8 hotels) in which Servico exercises control over the partnerships' assets and operations (collectively, the "Company"). An unconsolidated entity (owning 1 hotel) in which the Company exercises significant influence over operating and financial policies is accounted for using the equity method. The accounts of two hotels which the Company managed for third party owners during the nine months ended September 30, 1998, are not included in the consolidation. However, management fee income received from these hotels is included in other revenues. All significant intercompany accounts and transactions have been eliminated.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the three and nine months then ended. While management believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   DEFERRED COSTS

Deferred franchise, financing and other deferred costs of $23.8 million and $16.4 million at September 30, 1998 and December 31, 1997, respectively, are included in other assets, net of accumulated amortization of $3.9 million and $2.5 million at September 30, 1998 and December 31, 1997, respectively, which is computed using the straight-line method over the terms of the related franchise, loan or other agreements. The straight-line method of amortizing deferred financing costs approximates the interest method.

3.   LONG-TERM OBLIGATIONS

During the nine months ended September 30, 1998, the Company borrowed $83.4 million, primarily secured by mortgage notes on ten hotels. The funds were used to purchase four hotels (included in the ten above) for an aggregate purchase price of $35.4 million; to fund escrow accounts of $10.8 million for future renovations on the four hotels purchased; and $13.5 million for the acquisition of an additional 14 hotels; to purchase two land parcels (for future development) $4.9 million; and $18.8 million to repurchase the Company's common stock. The Company also assumed an additional $58 million of existing mortgage notes as part of the acquisition of the 14 hotels.

Additionally, the Company repaid $161.6 million of long-term obligations (including the $58 million assumed) with the proceeds of the issuance of the securities discussed in Note 4 below. In connection with the swap transactions discussed in note 8 below, the Company has recorded a liability of $31.5 million as long-term obligation.

The Company has obtained a $265 million financing commitment from Lehman Brothers Holdings Inc. ("Lehman") in connection with the Merger, which includes funds necessary to make payment of approximately $31.5 million due as a result of two swap transactions. The $31.5 million, however, is payable regardless of whether the Merger is consummated.

4.   PREFERRED REDEEMABLE SECURITIES

In June 1998, the Company issued $175 million of Convertible Redeemable Equity Structured Trust Securities ("CRESTS"). The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, substantially all of which were used to repay existing debt. In the event that the Merger is terminated or is not consummated by December 31, 1998, each holder of CRESTS will have the right to require the Company to repurchase the CRESTS at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, to the date of repurchase.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        -----------------------      -----------------------
                                                            1998      1997              1998             1997
                                                        --------       --------      --------       --------
Numerator:
   Income (loss) before extraordinary items             $(13,715)      $  4,955      $ (3,396)      $  9,408
   Effect of dilutive securities:
     Minority interest - preferred
       redeemable securities                                  --             --            --             --
                                                        --------       --------      --------       --------
     Numerator for diluted earnings per share           $(13,715)      $  4,955      $ (3,396)      $  9,408
                                                        ========       ========      ========       ========

Denominator:
   Denominator for basic earnings per share-
     weighted average shares                              19,318         20,672        20,261         13,238
                                                        --------       --------      --------       --------
   Effect of dilutive securities:
     Employee stock options                                   --             --            --             --
     Preferred redeemable securities                          --            464            --            459
                                                        --------       --------      --------       --------
   Dilutive potential common shares                           --            464            --            459
                                                        --------       --------      --------       --------
     Denominator for diluted earnings per
       share-adjusted weighted average
       shares and assumed conversions                     19,318         21,136        20,261         13,697
                                                        ========       ========      ========       ========

Basic earnings (loss) per share                            $(.71)          $.24         $(.17)          $.71

Diluted earnings per share                                 $(.71)          $.23         $(.17)          $.69



All prior-period earnings per share amounts have been restated to conform to Financial Accounting Standards Board Statement No. 128 "Earnings Per Share". No effect has been given to employee stock options and preferred redeemable securities for the 1998 periods as they are anti-dilutive.

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

8.   OTHER EVENTS

On July 22, 1998, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Impac Hotel Group, L.L.C. ("Impac") pursuant to which the Company and Impac agreed, subject to certain conditions, to combine their respective businesses (the "Merger"), as previously announced, into a newly formed company to be called Lodgian, Inc. ("Lodgian"). Under the terms of the Merger Agreement, the Company's existing shareholders will receive one share of Lodgian common stock for each share of Servico stock held by them (approximately 18.4 million shares). On September 16, 1998, the Company and Impac amended the Merger Agreement (the "Amendment") by fixing the Merger consideration based on the ten consecutive trading-day period preceding September 15, 1998 and providing that $15 million of the Merger consideration payable to Impac unitholders will be in cash rather than in shares of Lodgian common stock. As a result of the Amendment, the owners of Impac will initially receive 8 million shares of common stock of Lodgian and an additional 1.4 million shares upon the completion of construction of five hotels. The shareholders of the Company approved the Merger at the annual meeting on September 18, 1998. On November 16, 1998, the Company supplemented its proxy statement to reflect the terms of the Amendment and provide shareholders entitled to vote at that meeting with an opportunity during a limited period to change their vote with respect to the Merger. The Merger will be accounted for under the purchase method of accounting with Servico being the acquiring company, and is expected to close during the fourth quarter of 1998 subject to customary conditions. In the event that the Merger is not consummated, it would be necessary for the Company to repay the CRESTS. In the event the $265 million financing commitment obtained from Lehman in connection with the Merger is not funded, alternative means of paying Lehman $31.5 million would have to be pursued. The Company presently does not have sufficient funds available to repay either of these two items and would seek to renegotiate with the holders of the CRESTS and Lehman. In the event the Company is unable to successfully renegotiate the terms of either of these two items, it would consider all alternatives including relief under federal bankruptcy provisions.

For the three and nine month periods ended September 30, 1998, the Company has recognized a $31.5 million loss ($18.9 million net of a tax benefit) as a result of two separate swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing for the Merger.

In accordance with previously announced share buyback programs, the Company has repurchased in open market transactions 2,488,700 shares of its common stock as of November 12, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management believes that results of operations in the hotel industry are best explained by four key performance measures: occupancy levels, average daily rate, revenue per available room ("RevPAR") and earnings from operations before interest, taxes, depreciation and amortization ("EBITDA"). These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and, in the case of occupancy levels, changes in travel patterns and weather conditions. The demand for accommodations is also affected by normally recurring seasonal patterns and most Company hotels experience lower occupancy levels in the fall and winter (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

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

During 1997 and 1998, the Company purchased a total of 30 hotels (28 subsequent to September 1997) containing a total of 6,430 guest rooms and acquired 100% ownership in three hotels owned by partnerships in which the Company previously had majority ownership. The Company intends to sell four of the purchased hotels, containing a total of 526 rooms, two of which have been sold. The average purchase price of the remaining 26 hotels was $40,557 per room and the Company expects to spend approximately $12,000 per room in renovations and capital assets for a total cost per room of $52,557. The Company believes this cost per room is significantly below replacement cost, which the Company estimates to be between $75,000 and $90,000 per room for new construction of hotels with similar facilities in the respective markets. The Company's operating results were materially impacted by these acquisition and renovation activities. In order to better illustrate underlying trends of the Company's hotel base, the Company categorizes its hotels as either stabilized ("Stabilized Hotels") or repositioned ("Reposition Hotels") and tracks their respective performance. The Stabilized Hotels currently include 52 hotels which were acquired by the Company through 1997 which, based on management's determination, have achieved normalized operations. The Reposition Hotels currently include two of the hotels acquired prior to 1997, 12 hotels acquired during 1997 and 17 hotels acquired during 1998, all of which are still the subject of management's post acquisition repositioning and renovation initiatives. Since 28 of the hotels acquired during 1997 and 1998 were acquired subsequent to September 1997, the performance measures for the Reposition Hotels are not comparable to the prior period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 QUARTER")

At September 30, 1998, the Company owned 83 hotels and had a minority investment in one hotel compared with 58 hotels owned, two managed for third party owners and a minority investment in one hotel at September 30, 1997. Occupancy and average daily rate for owned hotels for the 1998 Quarter was 73.4% and $73.77, respectively, compared with 71.8% and $70.58, respectively, for the 1997 Quarter.

RevPAR for the Stabilized Hotels increased 3.3% during the 1998 Quarter to $53.41 from $51.71 during the 1997 Quarter. The occupancy level and average daily rate for the Stabilized Hotels during the 1998 Quarter was 74.4% and $71.79, respectively, compared with 72.5% and $71.33, respectively, for the 1997 Quarter. The increase in occupancy for the Stabilized Hotels during the quarter was attributable to successful yield management and marketing strategies primarily in those hotels that recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during the 1998 Quarter were $55.57, 71.8% and $71.40, respectively. The Company is currently implementing new marketing strategies and operational improvements at all of the Reposition Hotels and expects to complete significant renovations at many of these hotels during the remainder of 1998 and 1999. In addition, the Company is currently negotiating to obtain new franchise affiliations at certain of the properties.

Revenues are comprised of room, food and beverage and other revenues. Room revenues are derived from guest room rentals, while food and beverage revenues primarily include sales from the Company's hotel restaurants, room service and hotel catering. Other revenues include charges for guests' long-distance telephone service, laundry service, use of meeting facilities and fees earned by the Company for services rendered in conjunction with managed properties. Revenues for the Company were $101.4 million for the 1998 Quarter, a 47.8% increase over revenues of $68.6 million for the 1997 Quarter. This increase in revenues is primarily attributable to the Reposition Hotels.

Operating expenses are comprised of direct, general and administrative, other hotel operating costs and depreciation and amortization. Direct expenses, including both rooms and food and beverage operations, reflect expenses directly related to hotel operations. General and administrative expenses represent corporate salaries and other corporate operating expenses. Other expenses include primarily property level expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. Direct operating expenses for the Company were $39.1 million for the 1998 Quarter and $26.8 million for the 1997 Quarter. This increase was primarily related to the revenues generated by the Reposition Hotels. Other operating expenses for the Company were $34.8 million for the 1998 Quarter and $21.4 million for the 1997 Quarter. This $13.4 million increase was primarily attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $7.8 million for the 1998 Quarter and $5.8 million for the 1997 Quarter. This $2 million increase was primarily associated with the Reposition Hotels.

As a result of the above, income from operations was $17.4 million for the 1998 Quarter as compared to $12.3 million for the 1997 Quarter, an increase of 41%.

Interest expense, net of interest income, was $5.4 million for the 1998 Quarter, a $1.6 million increase from the $3.8 million for the 1997 Quarter. The hotels acquired during 1997 and 1998 had $.9 million of interest expense during the 1998 Quarter, an increase of $.5 million over the 1997 Quarter. Interest expense for hotels acquired prior to 1997 increased by $.7 million.

During the 1998 Quarter, the Company recognized a $31.5 million loss ($18.9 million net of a tax benefit) as a result of two swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing for the Impac merger.

During the 1997 Quarter, the Company repaid, prior to maturity, approximately $5.9 million in debt and, as a result, recorded as an extraordinary item, a loss on early extinguishment of debt of approximately $.1 million (net of income taxes) relating to the write-off of unamortized loan costs associated with the debt.

After a benefit for income taxes of $9.1 million for the 1998 Quarter and a provision for income taxes of $3.3 million for the 1997 Quarter, the Company had a loss before extraordinary items of $13.7 million ($.71 per share) for the 1998 Quarter and income before extraordinary items of $5 million ($.23 per share) for the 1997 Quarter.

The following table summarizes certain operating data for the Company's hotels for the three months ended September 30, 1998 and 1997:

                                                September 30, 1998                 September 30, 1997
                                  ---------------------------------------------    ------------------
                                                           Average
                                  Number of                 Daily
                                   Hotels     Occupancy      Rate      RevPAR             RevPAR
                                  ---------   ---------   ---------   ---------         ----------
          Pre 1997 Hotels
               Stabilized              52        74.4%      $ 71.79     $ 53.41           $ 50.95
               Reposition               2        62.1%      $ 57.91     $ 35.96           $ 38.05

          1997 Acquisitions
               Stabilized              --        --              --          --               *
               Reposition*             12        72.7%      $ 78.57     $ 57.12               *

          Total Stabilized             52        74.4%      $ 71.79     $ 53.41           $ 50.95
          Total Reposition**           14        71.6%      $ 76.63     $ 54.87           $ 44.67
                                    -----
          Total**                      66        73.7%      $ 72.81     $ 53.66           $ 50.60
                                    =====



*  Hotels not comparable in prior year.
** Excludes 17 hotels purchased by the Company during 1998, 14 of which were purchased in June 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD") AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (THE "1997 PERIOD")

Occupancy and average daily rate for owned hotels for the 1998 Period was 69.7% and $73.72, respectively, compared with 68.7% and $72.30, respectively, for the 1997 Period.

RevPAR for the Stabilized Hotels increased 3.1% during the 1998 Period to $52.30 from $50.75 during the 1997 Period. The occupancy level and average daily rate for the Stabilized Hotels during the 1998 Period was 71.6% and $73.04, respectively, compared with 69.7% and $72.81, respectively, for the 1997 Period. The increase in occupancy for the Stabilized Hotels during the quarter was attributable to successful yield management and marketing strategies primarily in those hotels that have recently completed major renovations. RevPAR, occupancy and average daily rate for the Reposition Hotels during the 1998 Period were $51.32, 66.8% and $76.83, respectively.

Revenues for the Company were $286.6 million for the 1998 Period, a 41.6% increase over revenues of $202.4 million for the 1997 Period. This increase in revenues, is primarily attributable to the Reposition Hotels.

Direct operating expenses for the Company were $111.6 million for the 1998 Period and $78.9 million for the 1997 Period. This increase was primarily related to the revenues generated by the Reposition Hotels. Other operating expenses for the Company were $93.7 million for the 1998 Period and $64.3 million for the 1997 Period. This $29.4 million increase was attributable to the Reposition Hotels. Depreciation and amortization expense for the Company was $22.5 million for the 1998 Period and $16.7 million for the 1997 Period. Included in this $5.8 million increase was $4.8 million associated with the Reposition Hotels and the remaining increase was related to equipment purchases and improvements made at the Stabilized Hotels.

As a result of the above, income from operations was $51.6 million for the 1998 Period as compared to $35.9 million for the 1997 Period, an increase of 43.7%.

Interest expense, net of interest income, was $20.9 million for the 1998 Period, as compared to $19.4 million for the 1997 Period. The hotels acquired during 1997 and 1998 accounted for $4.8 million of interest expense during the 1998 Period, an increase of $3.8 million over the 1997 Period. This interest expense was offset, in part, by a $2.6 million decrease in interest expense for hotels acquired prior to 1997. This decrease was primarily a result of a reduction in the level of debt and effective interest rate related to debt which was repaid with the proceeds of the common stock offering as more fully discussed in Liquidity and Capital Resources.

During the 1998 Quarter, the Company recognized a $31.5 million loss ($18.9 million net of a tax benefit) as a result of two swap transactions that were entered into by the Company in an effort to manage the interest rate risk associated with its financing of the Impac merger.

During the 1997 Period, the Company repaid, prior to maturity, approximately $110 million in debt and, as a result, recorded as an extraordinary item, a loss on early extinguishment of debt of approximately $1.1 million (net of income taxes of $.8 million) relating to the write-off of unamortized loan costs associated with the debt.

After an income tax benefit of $2.3 million for the 1998 Period and a provision for income taxes of $6.3 million for the 1997 Period, the Company had a loss before extraordinary items of $3.4 million ($.17 per share) for the 1998 Period and income before extraordinary items of $9.4 million ($.69 per share) for the 1997 Period.

The following table summarizes certain operating data for the Company's hotels for the nine months ended September 30, 1998 and 1997:


                                                 September 30, 1998                      September 30, 1997
                                   ----------------------------------------------        ------------------
                                                             Average
                                   Number of                  Daily
                                     Hotels     Occupancy      Rate       RevPAR                RevPAR
                                   ---------    ---------   ---------   ---------             ---------
          Pre 1997 Reposition
               Stabilized                52        71.6%      $ 73.04     $ 52.30              $ 50.75
               Reposition                 2        50.6%      $ 70.63     $ 35.74              $ 39.00

          1997 Acquisitions
               Stabilized                --        --              --          --                  *
               Reposition*               12        69.7%      $ 77.64     $ 54.12                  *

          Total Stabilized               52        71.6%      $ 73.04     $ 52.30              $ 50.75
          Total Reposition**             14        66.8%      $ 76.83     $ 51.32              $ 41.44
                                     ------
          Total**                        66        70.4%      $ 73.94     $ 52.05              $ 50.24
                                     ======


*  Hotels not comparable in prior year.
** Excludes 17 hotels purchased by the Company during 1998, 14 of which were purchased in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. The Company had earnings from operations before interest, taxes, depreciation and amortization ("EBITDA") for the 1998 Period of $74.1 million, a 39.9% increase over the $52.9 million for the 1997 Period. EBITDA is a widely regarded industry measure of lodging performance used in the assessment of hotel property values, although EBITDA is not indicative of and should not be used as an alternative to net income or net cash provided by operations as specified by generally accepted accounting principles. Net cash provided by operating activities for the 1998 Period was $52.1 million as compared to $32.4 million for the 1997 Period.

At September 30, 1998, the Company had working capital of $4.9 million as compared to working capital of $1.3 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.1:1 at September 30, 1998 and 1.0:1 at December 31, 1997. At September 30, 1998, the Company's long-term obligations were $330.1 million, not including $175 million of preferred redeemable securities. The Company's long-term obligations were $323.3 million at December 31, 1997.

Certain of the Company's hotels are operated under license agreements that require the Company to make capital improvements in accordance with a specified time schedule. Additionally, in connection with the refinancing and acquisition of hotels, the Company has agreed to make certain capital improvements and, as of September 30, 1998, has approximately $12.5 million escrowed for such improvements. The Company estimates its remaining obligations for all of such commitments to be approximately $42.6 million, of which approximately $15.5 million is expected to be spent during the remainder of 1998, and the balance is expected to be spent during 1999.

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

In June 1998 the Company completed the acquisition of an entity owning 14 hotels containing 2,298 guest rooms. The Company has sold two of these hotels and intends to sell two additional hotels, which aggregate 526 guest rooms, and will spend approximately $26 million to renovate and reposition the remaining 10 hotels. The acquisition price for the 14 hotels was $75 million and was paid for by the assumption of $58 million in existing debt and $1.5 million in other liabilities and the balance with existing cash.

Additionally in June 1998, $175 million of Convertible Redeemable Equity Structured Trust Securities ("CRESTS") were issued. The CRESTS bear interest at 7% and are convertible into shares of the Company's common stock at an initial conversion price of $21.42 per share. The sale of the CRESTS generated $168.5 million in net proceeds, substantially all of which were used to repay existing debt. In the event that the Merger is terminated or is not consummated by December 31, 1998, each holder of CRESTS will have the right to require the Company to repurchase the CRESTS at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon, to the date of repurchase.

On July 22, 1998, the Company entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Impac Hotel Group, L.L.C. ("Impac") pursuant to which the Company and Impac agreed, subject to certain conditions, to combine their respective businesses (the "Merger"), as previously announced, into a newly formed company to be called Lodgian, Inc. ("Lodgian"). Under the terms of the Merger Agreement, the Company's existing shareholders will receive one share of Lodgian common stock for each share of Servico stock held by them (approximately 18.4 million shares). On September 16, 1998, the Company and Impac amended the Merger Agreement (the "Amendment") by fixing the Merger consideration based on the ten consecutive trading-day period preceding September 15, 1998 and providing that $15 million of the Merger consideration payable to Impac unitholders will be in cash rather than shares of Lodgian common stock. As a result of the Amendment, the owners of Impac will initially receive 8 million shares of common stock of Lodgian and an additional 1.4 million shares upon the completion of construction of five hotels. The shareholders of the Company approved the Merger at the annual meeting on September 18, 1998. On November 16, 1998, the Company supplemented its proxy statement to reflect the terms of the Amendment and provide shareholders entitled to vote at the meeting with an opportunity during a limited period to change their vote with respect to the Merger. The Merger will be accounted for under the purchase method of accounting with Servico being the acquiring company.

The Company has obtained a $265 million financing commitment from Lehman Brothers Holding Inc. ("Lehman") in connection with the Merger. The financing commitment includes funds necessary to pay the approximately $31.5 million due as a result of two swap transactions. The commitment is subject to a number of conditions including the completion of due diligence and upon funding, the Company will be required to comply with various covenants and coverage ratios. The $31.5 million, however, is payable regardless of whether the Merger is consummated and regardless of whether the commitment is funded.

The Merger is expected to close during the fourth quarter of 1998, subject to customary conditions. In the event, however, that the Merger is not consummated, it will be necessary for the Company to offer to repurchase the CRESTS. In the event the $265 million financing commitment obtained from Lehman in connection with the Merger is not funded, alternative financing for the Merger and for payment to Lehman of the $31.5 million due pursuant to the swap transactions would have to be pursued. There is no assurance that such financing would be available. The Company presently does not have sufficient cash to fund either the repurchase of the CRESTS or the $31.5 million payment. In the event the Merger is not consummated or the financing commitment is not funded, the Company would seek to renegotiate the terms of the Company's obligations under the terms of the CRESTS and the interest rate swaps. In the event the Company is unable to successfully renegotiate the terms of either obligation, it would be forced to consider all alternatives available to it including possible relief under federal bankruptcy provisions.

Continuation of the Company's previous growth strategy would require additional financing which the Company does not believe, in the current environment, will be available. Further, under the terms of the Lehman financing commitment, future acquisitions would be subject to Lehman's prior approval. The Company does not currently have any lines of credit although Lodgian has received a commitment from Banc One Capital Markets, Inc. ("Banc One") to provide a $51 million loan to be secured by six properties that are currently owned by Impac and which will be owned by Lodgian after the Merger. The Banc One commitment is subject to a number of conditions including, but not limited to, the consummation of the Merger and due diligence. The Company's financing position may, in the future, be strengthened through an increase in revenues, the refinancing of its properties or capital from equity or debt markets. There is no assurance the Company will be successful in these efforts.

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

In 1995, the Company initiated the updating of its existing software to be Year 2000 compliant. Management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion, estimated to be less than $200,000, are being expensed as incurred.

The Company has initiated formal communications with its significant suppliers to determine the Company's vulnerability to those third parties' failure to remediate their own Year 2000 issue. There can be no assurance that the systems of the Company's or the Company's suppliers will be timely converted and would not have an adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year but not later than September 30, 1999, which is prior to any anticipated impact on its operating systems.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Based on the modifications and conversions of software made to date and the assessment of embedded devices that have been identified at its properties to date, the Company does not believe that contingency planning is warranted at this time. As discussed above, the assessment of third parties external to the Company is ongoing and the results of this assessment, when completed, may reveal the need for contingency planning at a later date. The Company intends to regularly evaluate the need for contingency planning based on the progress and findings of its internal and external Year 2000 compliance program.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q which express "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, risks relating to the merger with Impac, including the failure to realize synergies or the benefits from the transaction, renovation and operation of hotels, government legislation and regulation, changes in interest rates, the impact of rapid growth, the significant levels of indebtedness of the Company and the Company's ability to service such indebtedness or to refinance such indebtedness, the availability of capital to finance growth or reduce debt, the historical cyclicality of the lodging industry and other factors described in other Servico, Inc. filings with the United States Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company. Actual results could differ materially from these forward-looking statements. In light of the risks and uncertainties, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements to reflect future events or circumstances.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company held on September 18, 1998, the shareholders of the Company approved the Merger. On November 16, 1998, the Company supplemented its proxy statement to reflect the terms of the Amendment and provide shareholders entitled to vote at the meeting with an opportunity during a limited period to change their vote with respect to the Merger. At the annual meeting, the shareholders also approved the Lodgian 1998 Short-Term Incentive Compensation Plan, the Lodgian 1998 Stock Incentive Plan, the Lodgian Non-Employee Directors' Stock Plan, elected one director to the Board of Directors of Servico and approved an amendment to the Servico existing Stock Option Plan to increase the number of shares issuable pursuant to the Plan.

The number of votes cast for, against or abstain for each of the proposals were as follows:

Votes associated with the proposal to approve the Merger:

                                    For           -       9,845,282
                                    Against       -       1,406,679
                                    Abstain       -          18,634

Votes associated with the proposal to approve the Lodgian 1998 Short-Term Incentive Compensation Plan:

                                    For           -       9,627,270
                                    Against       -       1,594,553
                                    Abstain       -          48,772

Votes associated with the proposal to approve the Lodgian 1998 Stock Incentive
Plan:

                                    For           -       8,621,840
                                    Against       -       2,600,893
                                    Abstain       -          47,862

Votes associated with the proposal to approve the Lodgian Non-Employee Directors' Stock Plan:

                                    For           -       8,967,346
                                    Against       -       2,268,560
                                    Abstain       -          34,689

Votes associated with the proposal to elect one director to the Board of Directors of Servico:

                                    For           -      13,042,623
                                    Against                     -0-
                                    Abstain       -         683,374

Votes associated with the proposal to approve an amendment of the Servico Stock Option Plan:

                                    For           -       9,150,192
                                    Against       -       2,089,610
                                    Abstain       -          30,793

ITEM 5.  OTHER INFORMATION

In November 1998, the Company completed a joint venture for the purchase of six European hotel properties. The hotels will be renovated and the Company will manage their day-to-day operations. The Company will account for this joint venture under the equity method of accounting.

David Buddemeyer, former Chairman of the Board and Chief Executive Officer of the Company, resigned from all of his positions with the Company effective as of November 13, 1998. The Company and Mr. Buddemeyer entered into a severance agreement dated November 10, 1998 in connection with his resignation. On November 13, 1998 Joseph C. Calabro was named Acting Chairman of the Board and, upon consummation of the Impac Merger, Robert S. Cole, currently the President of Impac, will become Chief Executive Officer of Lodgian. Lodgian will also establish an Office of the Chairman composed of directors Joseph C. Calabro, John Lang and Michael A. Leven with Joseph C. Calabro serving as Acting Chairman of the Office of the Chairman.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 22, 1998, among the Company and Impac, incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed July 23, 1998.

                  2.2 Amendment to Amended and Restated Agreement and Plan of Merger, dated as of September 16, 1998, incorporated by reference to the Company's Form 8-K filed September 17, 1998.

                  10.1 Severance Agreement between the Company and David Buddemeyer, dated as of November 10, 1998.

                  99.1     Press Release, dated November 9, 1998.

          (b)     Reports on Form 8-K

                  A report on Form 8-K was filed on September 17, 1998, relating to an Amendment to Amended and Restated Agreement and Plan of Merger, dated as of September 16, 1998, among the Company and Impac.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SERVICO, INC.
                                      Registrant



DATE: November 16, 1998               /s/ Joseph C. Calabro
                                      -----------------------------------------
                                      Joseph C. Calabro
                                      Acting Chairman of the Board of Directors




DATE: November 16, 1998               /s/ Warren M. Knight
                                      -----------------------------------------
                                      Warren M. Knight
                                      Vice President-Finance and
                                      Chief Financial and Principal
                                      Accounting Officer